Form 10-K
period 2012-12-31
CVR Refining, LP
filed 2013-03-14
CIK 1558785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35781

CVR Refining, LP
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1702463 (I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of Principal Executive Offices)	77479 (Zip Code)

Registrant's Telephone Number, including Area Code:
(281) 207-3200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common units representing limited partner interests	The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐        No ☑.

          (Note: The registrant filed a Registration Statement on Form 8-A on January 14, 2013 in connection with the initial public offering of its common units representing limited partner interests, and has filed all reports required to be filed since it became subject to Section 13 of the Securities Exchange Act of 1934 on that date.)

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "maller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

          The registrant consummated the initial public offering of its common units representing limited partner interests on January 23, 2013. Accordingly, there was no public market for the registrant's common units as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 11, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $696,697,690. Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of March 11, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

          Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

Class	Outstanding at March 11, 2013
Common units representing limited partner interests	147,600,000 units

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2012 (this "Report").

        2-1-1 crack spread — The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

        barrel — Common unit of measure in the oil industry which equates to 42 gallons.

        blendstocks — Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel fuel; these may include natural gasoline, fluid catalytic cracking unit or FCCU gasoline, ethanol, reformate or butane, among others.

        bpd — Abbreviation for barrels per calendar day, which refers to the total number of barrels processed in a refinery within a year, divided by 365 days, thus reflecting all operational and logistical limitations.

        bpsd — Abbreviation for barrels per stream day, which refers the maximum number of barrels a refinery may produce over the course of 24 hours when running at full capacity under optimal conditions.

        Brent — Brent crude oil, a light sweet crude oil characterized by an API gravity of approximately 38 degrees, and a sulfur content of approximately 0.4 weight percent.

        bulk sales — Volume sales through third-party pipelines, in contrast to tanker truck quantity rack sales.

        capacity — Capacity is defined as the throughput a process unit is capable of sustaining, either on a barrel per calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as crude oil and other feedstock costs, product values and downstream unit constraints.

        catalyst — A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

        coker unit — A refinery unit that utilizes the lowest value component of crude oil remaining after all higher value products are removed, further breaks down the component into more valuable products and converts the rest into pet coke.

        crack spread — A simplified calculation that measures the difference between the price for light products and crude oil. For example, the 2-1-1 crack spread is often referenced and represents the approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate.

        CVR Energy — CVR Energy, Inc., a publicly traded company listed on the NYSE under the ticker symbol "CVI," which indirectly owns our general partner and a majority of our common units.

        distillates — Primarily diesel fuel, kerosene and jet fuel.

        ethanol — A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

        feedstocks — Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel during the refining process.

        general partner — CVR Refining GP, LLC, our general partner, which is an indirect wholly-owned subsidiary of CVR Energy.

        Group 3 — A geographic subset of the PADD II region comprising refineries in Oklahoma, Kansas, Missouri, Nebraska and Iowa. Current Group 3 refineries include our Coffeyville and Wynnewood refineries; the Valero Ardmore refinery in Ardmore, OK; HollyFrontier's Tulsa refinery in Tulsa, OK and El Dorado refinery in El Dorado, KS; Phillips 66's Ponca City refinery in Ponca City, OK; and NCRA's refinery in McPherson, KS.

        heavy crude oil — A relatively inexpensive crude oil characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel fuel.

        independent petroleum refiner — A refiner that does not have crude oil exploration or production operations. An independent refiner purchases the crude oil throughputs in its refinery operations from third parties.

        Initial Public Offering — The initial public offering of 27,600,000 (which includes the underwriters' subsequently-exercised option to purchase additional common units) common units representing limited partner interests ("common units") of CVR Refining, LP, which closed on January 23, 2013.

        light crude oil — A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

        Magellan — Magellan Midstream Partners L.P., a publicly traded company whose business is the transportation, storage and distribution of refined petroleum products.

        natural gas liquids — Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and are products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

        PADD II — Midwest Petroleum Area for Defense District which includes Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, and Wisconsin.

        plant gate price — The unit price of fertilizer, in dollars per ton, offered on a delivered basis and excluding shipment costs.

        petroleum coke (pet coke) — A coal-like substance that is produced during the refining process.

        rack sales — Sales which are made at terminals into third-party tanker trucks.

        refined products — Petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

        sour crude oil — A crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.

        spot market — A market in which commodities are bought and sold for cash and delivered immediately.

        sweet crude oil — A crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur. Sweet crude oil is typically more expensive than sour crude oil.

        throughput — The volume processed through a unit or a refinery or transported on a pipeline.

        turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain our refineries. This process involves the shutdown and inspection of major processing units and occurs every four to five years.

        WCS — Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an American Petroleum Institute gravity ("API gravity") of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

        WEC — Gary-Williams Energy Corporation, subsequently converted to Gary-Williams Energy Company, LLC and now known as Wynnewood Energy Company, LLC.

        WRC — Wynnewood Refining Company, LLC, the owner of the 70,000 bpd Wynnewood, Oklahoma refinery and related assets.

        WTI — West Texas Intermediate crude oil, a light, sweet crude oil, characterized by an API gravity between 39 and 41 degrees and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

        WTS — West Texas Sour crude oil, a relatively light, sour crude oil characterized by an API gravity of between 30 and 32 degrees and a sulfur content of approximately 2.0 weight percent.

        Wynnewood Acquisition — The acquisition by CVR Energy of all the outstanding shares of WEC and its subsidiaries, which owned the 70,000 bpd Wynnewood, Oklahoma refinery and 2.0 million barrels of storage tanks, on December 15, 2011. As of January 2013, WRC is a wholly-owned subsidiary of CVR Refining, LLC. It was previously a wholly-owned subsidiary of WEC.

        yield — The percentage of refined products that is produced from crude oil and other feedstocks.

PART I

Item 1.    Business

Overview

        CVR Refining, LP and, unless the context otherwise requires, its subsidiaries ("CVR Refining," the "Partnership," "we," "us," or "our") is an independent downstream energy limited partnership with refining and related logistics assets that operates in the mid-continent region. Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol "CVRR."

        We are a petroleum refiner and own two of only seven refineries in the underserved Group 3 of the PADD II region of the United States. We own and operate a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpd medium complexity crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpd of light sour crude oils (within its 70,000 bpd capacity). In addition, we also control and operate supporting logistics assets including approximately 350 miles of owned pipelines, over 125 owned crude oil transports, a network of strategically located crude oil gathering tank farms, and over 6.0 million barrels of owned and leased crude oil storage capacity. The strategic location of our refineries, combined with our supporting logistics assets, provide us with a significant crude oil cost advantage relative to our competitors. Furthermore, our Coffeyville and Wynnewood refineries are located approximately 100 miles and 130 miles, respectively, from the crude oil hub at Cushing, Oklahoma, and have access to inland domestic and Canadian crude oils that are priced based on the price of WTI. For the year ended December 31, 2012, the crude oil consumed at the refineries was at a discount to the price of WTI of $2.26 per barrel.

        Our refineries' complexity allows us to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery's ability to process lower quality crude oil in an economic manner. Our two refineries' capacity weighted average complexity is 11.5. As a result of key investments in our refining assets, our Coffeyville refinery's complexity increased to 12.9 in 2012 from 12.2 in 2010. Our Wynnewood refinery, which we acquired in December 2011, currently has a complexity of 9.3, and is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and U.S. Gulf Coast crudes. We expect to spend approximately $50.0 million on a hydrocracker project that will increase the conversion capability and the ultra-low sulfur diesel ("ULSD") yield of the Wynnewood refinery. Our high complexity provides us the flexibility to increase our refining margin over comparable refiners with lower complexities.

        For the year ended December 31, 2012, our Coffeyville refinery's product yield included gasoline (mainly regular unleaded) (50%), diesel fuel (primarily ultra-low sulfur diesel) (42%), and pet coke and other refined products such as natural gas liquids ("NGLs") (propane and butane), slurry, sulfur and gas oil (8%). Our Wynnewood refinery's product yield included gasoline (51%), diesel fuel (primarily ultra-low sulfur diesel) (32%), asphalt (8%), jet fuel (5%) and other products (4%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).

        We currently gather approximately 50,000 bpd of price-advantaged crudes from our gathering area, which includes Kansas, Nebraska, Oklahoma, Missouri and Texas. In aggregate, these crudes have been sourced at a discount to WTI because of our proximity to the sources of crude oil, existing logistics infrastructure and quality differences. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian and Bakken crudes to our refineries.

        Since the beginning of 2011, WTI crude has priced at a considerable discount to the price of Brent. Other imported waterborne crude oils, and crude oil produced on-shore and off-shore in the Gulf Coast region are priced based on the price of Brent. This price advantage for the crudes that we refine is the result of increasing mid-continent domestic and Canadian crude oil production, decreasing North Sea production, economic transportation infrastructure limitations, and geopolitical factors. We expect WTI to continue to trade at a discount to Brent over the long term, but anticipate that this discount will vary over time. For example, the recent reversal of the Seaway crude oil pipeline to make it flow from Cushing to the Gulf Coast and the ongoing and planned capacity expansion of the pipeline will ameliorate some of the current transportation infrastructure limitations by increasing mid-continent producers' ability to transport crude oil to Gulf Coast refiners in an economic manner and may reduce the robust Brent-WTI price differential. Over time, continued increases in mid-continent domestic and Canadian crude oil production, ongoing infrastructure constraints that limit the amount of crude that can be transported through the more economic pipeline network as opposed to rail or truck and continuing decline in North Sea production should continue to support wider Brent-WTI price differentials.

        Our logistics businesses have grown substantially since 2005. We have grown our crude oil gathering system from 7,000 bpd in 2005 to approximately 50,000 bpd currently. The system is supported by approximately 350 miles of owned pipelines associated with our gathering operations, over 125 crude oil transports and associated storage facilities located along our pipelines and third-party pipelines for gathering crude oil purchased from independent crude oil producers in Kansas, Nebraska, Oklahoma, Missouri and Texas. We have a 145,000 bpd pipeline system that transports crude oil from our Broome Station tank farm to our Coffeyville refinery as well as a total of 6.0 million barrels of owned and leased crude oil storage capacity, including approximately 6% of the total crude oil storage capacity at Cushing. Crude oil is transported to our Wynnewood refinery via two separate third-party pipelines and received into storage tanks at terminals located at or near the refinery. Our crude oil gathering and pipeline systems provide us with price advantages relative to the price of WTI.

        For the fiscal years ended December 31, 2012, 2011 and 2010, we generated net sales of $8.3 billion, $4.8 billion and $3.9 billion, respectively, and operating income of $993.9 million, $456.7 million and $103.2 million, respectively.

Our History

        Our Coffeyville refining business was operated as a small component of Farmland Industries, Inc. ("Farmland") until March 3, 2004, the date on which Coffeyville Resources, LLC ("CRLLC") completed the acquisition of these assets and the adjacent nitrogen fertilizer plant now operated by CVR Partners, LP ("CVR Partners") through a bankruptcy court auction.

        On June 24, 2005, our Coffeyville refinery and related businesses (as well as the adjacent nitrogen fertilizer plant now operated by CVR Partners), were acquired by Coffeyville Acquisition LLC ("CALLC"), a newly formed entity principally owned by funds affiliated with Goldman, Sachs & Co. and Kelso & Company.

        On October 26, 2007, CVR Energy completed its initial public offering and its common stock was listed on the NYSE under the symbol "CVI." CVR Energy was formed as a wholly-owned subsidiary of CALLC in September 2006 in order to complete the initial public offering of the businesses acquired by CALLC. At the time of its initial public offering, CVR Energy operated our business and indirectly owned all of the limited partner interests in CVR Partners. In April 2011, CVR Partners completed its initial public offering. CVR Partners' common units were listed on the NYSE under the symbol "UAN."

        On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital. The assets acquired included a 70,000 bpd refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of storage tanks.

        In May 2012, affiliates of Icahn Enterprises, L.P. ("Icahn Enterprises") acquired a majority of CVR Energy's common stock. Icahn Enterprises and its affiliates owned approximately 82% of CVR Energy's common stock as of December 31, 2012.

        We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation for the initial public offering (the "Initial Public Offering"), CRLLC contributed its refineries and logistics assets to CVR Refining, LLC ("Refining LLC") in October 2012, and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a subsidiary of CRLLC, contributed Refining LLC to us on December 31, 2012.

        On January 23, 2013, we completed the Initial Public Offering. We sold 24,000,000 common units at a price of $25.00 per common unit, resulting in gross proceeds to us of $600.0 million. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit, resulting in gross proceeds to us of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Initial Public Offering, we paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.

        We have two types of partnership interests outstanding:

  •
  common units representing limited partner interests, a portion of which we sold in the Initial Public Offering and which are listed on the NYSE; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by our general partner.

        Following the Initial Public Offering, CVR Energy indirectly owns approximately 81% of our outstanding common units and 100% of our general partner, which holds a non-economic general partner interest. CVR Energy also indirectly owns the general partner and approximately 70% of the common units of CVR Partners, a NYSE-listed limited partnership that operates a nitrogen fertilizer facility in Coffeyville, Kansas that is the only operation in North America that uses a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

 Organizational Structure and Related Ownership

        The following chart illustrates our organizational structure and the organizational structure of the Partnership as of the date of this Report.

Crude and Feedstock Supply

        Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, our Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades, various Canadian medium and heavy sours and sweet synthetics. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, Oklahoma to the U.S. Gulf Coast has eliminated our ability to source foreign waterborne crude, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. While crude oil has constituted over 90% of our Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.

        Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma.

        Crude oil is supplied to our refineries through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2012 and it now has the capacity of supplying approximately 50,000 bpd of crude oil to our refineries. For the year ended December 31, 2012, the gathering system supplied approximately 36% of the Coffeyville refinery's crude oil demand and 12% of the Wynnewood refinery's crude oil demand, respectively. Locally produced crude oils are delivered to our refineries at a discount to WTI, and although slightly heavier and more sour, offer good economics to our refineries. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines, including the Basin, Keystone and Spearhead pipelines, and subsequently to our Broome Station tank farm via the Plains pipeline. From the Broome Station tank farm, crude oil is delivered to our Coffeyville refinery via our own 145,000 bpd pipeline system. Crude oils are delivered to the Wynnewood refinery by two separate pipelines, and received into storage tanks at terminals located at or near the refinery.

        For the year ended December 31, 2012, our Coffeyville refinery's crude oil supply blend was comprised of approximately 80% light sweet crude oil, 5% light/medium sour crude oil and 15% heavy sour crude oil. For the year ended December 31, 2012, our Wynnewood refinery's crude oil supply blend was comprised of approximately 71% sweet crude oil and 29% light/medium sour crude oil. The light sweet crude oil supply blend includes our locally gathered crude oil.

        The Coffeyville refinery is connected to the mid-continent natural gas liquids commercial hub of Conway, Kansas by the inbound Enterprise Pipeline Blue Line. Natural gas liquids feedstock supplies such as butanes and natural gasoline are sourced and delivered directly into the refinery. In addition, Coffeyville's proximity to Conway provides access to the natural gas liquid and liquid petroleum gas ("LPG") fractionation and storage capabilities as well as the commercial markets available at Conway.

        The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.

Crude Oil Supply Agreement

        In August 2012, we entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between us and Vitol dated March 30, 2011, as amended. Under the agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk.

        The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014. Following the initial term, the Vitol Agreement will automatically renew for successive one-year terms unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the initial Term or any renewal term. Notwithstanding the foregoing, we have an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

Refining Process

        Coffeyville Refinery.    Our Coffeyville refinery is a 115,000 bpd facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. Our Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow us to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, our Coffeyville refinery has a redundant supply of hydrogen pursuant to our feedstock and shared services agreement with CVR Partners. During the year ended December 31, 2012, our Coffeyville refinery processed approximately 114,800 bpd of crude oil and 8,400 bpd of feedstocks and blendstocks. These throughput rates for 2012 reflect the effect of Crude Unit #2 being down for turnaround for 24 days during the first quarter of 2012. Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil into products such as gasoline, diesel, kerosene, propane, butane, sulfur, heavy oil and petroleum coke.

        Wynnewood Refinery.    Our Wynnewood refinery is a 70,000 bpd facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to our Coffeyville refinery, our Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil (although isobutane, gasoline components, and normal butane are also typically used) into products such as gasoline, jet fuel, including Jet A and military jet ("JP8"), kerosene, propane, butane, propylene, sulfur, solvents, heavy oil and asphalt. During the year ended December 31, 2012, our Wynnewood refinery processed approximately 54,600 bpd and 2,400 bpd of crude oil and feedstocks and blendstocks, respectively. Throughput rates for 2012 reflect the negative impact of the major scheduled turnaround completed in the fourth quarter.

Marketing and Distribution

        We focus our Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar.

        The Wynnewood refinery ships its finished product via pipeline, rail car, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.

Customers

        Customers for our refined products primarily include retailers, railroads and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to our refineries and pipeline access. We sell bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market related indices such as Platts and Oil Price Information Service.

        We also have a rack marketing business supplying product through tanker trucks directly to customers located in proximity to our Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, our Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, our Coffeyville refinery sells a by-product of its refining operations, petroleum coke, to an affiliate, CVR Partners, pursuant to a multi-year agreement. For the year ended December 31, 2012, our two largest customers accounted for approximately 10% and 9% of our sales and approximately 48% of our sales were made to our ten largest customers.

Competition

        We compete primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against five refineries operated in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. Our competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, NCRA, Valero, Flint Hills Resources, and CHS.

Seasonality

        Our business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, our results of operations for the first and fourth calendar quarters are generally lower than for those for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.

Environmental Matters

        Our businesses are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact our business and operations by imposing:

  •
  restrictions on operations or the need to install enhanced or additional controls;

  •
  the need to obtain and comply with permits, licenses and authorizations;

  •
  requirements for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and liability for off-site waste disposal locations; and

  •
  specifications for the products marketed by us, primarily gasoline and diesel fuel.

        Our operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of our permits. In addition, the laws and regulations to which we are subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. The ultimate impact on our business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

        The principal environmental risks associated with our businesses are outlined below.

  The Federal Clean Air Act

        The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect our operations both directly and indirectly. Direct impacts may occur through the federal Clean Air Act's permitting requirements and/or emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The federal Clean Air Act indirectly affects our operations by extensively regulating the air emissions of SO2, volatile organic compounds, nitrogen oxides and other substances, including those emitted by mobile sources, which are direct or indirect users of our products.

        Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to our operations in order to comply. If new controls or changes to operations are needed, the costs could be material. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause us to expend substantial amounts to comply and/or permit our facilities to produce products that meet applicable requirements.

        The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our petroleum operations when regulations change or we add new equipment or modify our existing equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review/Prevention of Significant Deterioration ("NSR"). We have incurred, and expect to continue to have to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

        On September 12, 2012, the U.S. Environmental Protection Agency (the "EPA") published in the Federal Register final revisions to its New Source Performance Standards for process heaters and flares at petroleum refineries. The EPA originally issued final standards in June 2008, but the portions of the rule relating to process heaters and flares were stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of sulfur dioxide from flares, as well as require certain work practice and monitoring standards for flares. We are reviewing the rule and will make any required capital expenditure necessary to comply with the new requirements. We do not believe that the costs of complying with the rule will be material.

        On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's recently issued enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations signaling the agency's intention to begin a national enforcement program to conduct compliance evaluations and take enforcement actions against petroleum refining companies that operate flares that are not in compliance with standards articulated in the Enforcement Alert. The Enforcement Alert identified new standards that refiners are required to meet for combustion efficiency. The EPA has already commenced enforcement against several refining companies and we understand that other settlement negotiations are underway. Because the EPA has not specifically told us that our operations are not in compliance, we cannot say with certainty whether or when we may become an enforcement target under this new initiative.

        In March 2004, Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Coffeyville Resources Terminal, LLC ("CRT"), two of our subsidiaries, entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the KDHE to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

        In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under the Resource Conservation and Recovery Act ("RCRA")). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and is required to complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $41.0 million, of which approximately $39.0 million is expected to be capital expenditures. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.

        Wynnewood Refining Company, LLC ("WRC") has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality ("ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and ODEQ about doing so. Instead, WRC entered into the Wynnewood Consent Order with ODEQ in August 2011. The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be approximately $2.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for the matters described in the ODEQ order.

        On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act ("OPA") (in addition to other matters described below, (see " — Environmental Remediation"). DOJ's CWA and OPA claims related to a flood and oil spill at the refinery that occurred on June 30/July 1, 2007. CRRM has reached an agreement with the DOJ to resolve the DOJ's claims under the CWA and OPA. The agreement is memorialized in a Consent Decree that was filed with the Court on February 12, 2013 (the "2013 Consent Decree"). If the 2013 Consent Decree is approved and entered by the Court, CRRM will pay a civil penalty in the amount of $0.6 million for CWA violations and reimburse the Coast Guard for oversight costs under OPA in the amount of $1.7 million for clean-up costs after a July 2007 crude oil discharge from the Coffeyville refinery as a result of flooding of the Verdigris River. The 2013 Consent Decree also requires CRRM to make upgrades to the Coffeyville refinery, including flood control measures, the installation of river modeling and monitoring procedures, the implementation of a wet weather plan and training employees on proper shutdown procedures during a flood. The parties also reached an agreement to settle DOJ's RMP claims, but DOJ has re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material.

        Both the Wynnewood refinery and the Coffeyville refinery's Clean Air Act Title V operating permits have expired, and have not yet been re-issued. Both refineries submitted an application for renewal and currently operate under a permit shield, which authorizes permittees who timely submit their renewal application, to continue operations until the permit is re-issued. The permit renewal process has begun, and capital costs or expenses, if any, related to changes to these permits are not known yet, but are not expected to be material.

  The Federal Clean Water Act

        The federal Clean Water Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate the discharge of pollutants into the water, affect our operations. Direct impacts occur through the federal Clean Water Act's permitting requirements, which establish discharge limitations based on technology standards, water quality standards, and restrictions on the total maximum daily load ("TMDL") of pollutants that may be released to a particular water body based on its use. In addition, water resources are becoming and in the future may become scarcer, and many refiners, including CRRM and WRC, are subject to restrictions on their ability to use water in the event of low availability conditions. Both CRRM and WRC have contracts in place to receive additional water during low-flow conditions, but these conditions could change over time if water becomes scarce.

        The Wynnewood refinery's Clean Water Act permit ("OPDES permit") has expired. The refinery currently operates under a permit shield, which authorizes permittees who timely submit their renewal application to continue discharging under an expired permit until the permitting authority re-issues the permit. Capital costs or expenses related to changes to this permit, if any, are not expected to be material.

        WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its OPDES permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not anticipate that the costs of any required additional controls or operational changes would be material.

  Release Reporting

        The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our facilities periodically experience releases of hazardous substances and extremely hazardous substances. Our refineries periodically have excess emission events from flaring and other planned and unplanned start up, shutdown and malfunction events. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

  Fuel Regulations

        Tier II, Low Sulfur Fuels.    In February 2000, the EPA promulgated the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline that were required to be met by 2006. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which required a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Our refineries are in compliance with the EPA's low sulfur gasoline and diesel fuel standards.

        Tier III.    The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2013. If the EPA were to propose a standard at the level currently being discussed in the pre-proposal phase by the EPA, CRRM will need to make capital expenditures to install controls in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery will require additional controls or capital expenditures to meet the anticipated new standard. We believe that the costs associated with the EPA's proposed Tier III rule will not be material.

        Mobile Source Air Toxic II Emissions.    In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC were each considered to be "small refiners" under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control of CVR Energy resulting from the Icahn Enterprises acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $59.0 million for CRRM and $94.0 million for WRC.

        Renewable Fuel Standards.    In 2007, the EPA promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs") in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be "renewable fuel." About 9.6% of all transportation fuel is required to be "renewable fuel" in 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. Our petroleum business currently purchases RINs for some fuel categories on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with RFS. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is required to comply beginning in 2013. In the future, our petroleum business likely will be required to purchase additional RINs on the open market or waiver credits from the EPA to comply with RFS. Recently the price of RINs has been extremely volatile with pricing increases. We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, the Coffeyville and Wynnewood refineries may be impacted by increased operating expenses and production costs to meet the mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers.

  Greenhouse Gas Emissions

        Various regulatory and legislative measures to address greenhouse gas emissions (including carbon dioxide ("CO2"), methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the authority granted to it under the federal Clean Air Act.

        In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our greenhouse gas emissions at our Coffeyville and Wynnewood refineries and are reporting the emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new greenhouse gas emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facility is required to undergo PSD review and to evaluate and implement or install best available control technology ("BACT") for its greenhouse gas emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant expansion of production and a significant increase in greenhouse gas emissions at the nitrogen fertilizer plant or the refineries may require the installation of BACT as part of the permitting process.

        In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate New Source Performance Standards ("NSPS") to regulate greenhouse gas emissions from petroleum refineries. The EPA may propose the NSPS in 2013.

        During a State of the Union address in February 2013, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

        In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwestern states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.

        Alternatively, the EPA may take further steps to regulate greenhouse gas emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any current or future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

        In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

  RCRA

        Our operations are subject to the RCRA requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes and the regulation of underground storage tanks containing regulated substances.

        Waste Management.    There are two closed hazardous waste units at the Coffeyville refinery and eight other hazardous waste units in the process of being closed pending state agency approval. There is one closed hazardous waste unit and one active hazardous waste storage tank at the Wynnewood refinery. In addition, one closed interim status hazardous waste land farm located at the now-closed Phillipsburg terminal is under long-term post closure care.

        Impacts of Past Manufacturing.    The 2004 Consent Decree that CRRM signed with the EPA and KDHE required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which require investigation or remediation projects. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. Remediation at both sites, if necessary, will be based on the results of the investigations. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, the ODEQ has required further investigations of groundwater conditions. Remediation, if necessary, will be based upon the results of further investigation.

        The anticipated investigation and remediation costs through 2016 were estimated, as of December 31, 2012, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2016	Total Estimated Costs Through 2016
	(in millions)
Coffeyville Refinery	$0.5	$—	$0.8	$1.3
Phillipsburg Terminal	1.0	—	1.2	2.2
Wynnewood Refinery	—	—	0.3	0.3

Total Estimated Costs	$1.5	$—	$2.3	$3.8

        These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2013, we will spend approximately $4.9 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $0.4 million in 2012 associated with related remediation.

  Financial Assurance

        We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $4.8 million for clean-up obligations at the Phillipsburg terminal and additional self-funded financial assurance of approximately $1.8 million and $2.2 million for clean-up obligations at the Coffeyville refinery and Phillipsburg terminal, respectively. The $4.8 million bond amount is reduced each year based on actual expenditures and corrective actions and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.3 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

  Environmental Remediation

        Under the CERCLA, RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.

        On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas related to a flood and oil spill that occurred at the refinery on June 30/July 1, 2007. The DOJ was seeking recovery of governmental oversight costs under the OPA and a civil penalty under the CWA (as amended by the OPA). DOJ also asserted unrelated claims under the Clean Air Act's Risk

Management Program. CRRM has reached a settlement with DOJ resolving its claims under CWA and OPA, which has been memorialized in the 2013 Consent Decree. See " — The Federal Clean Air Act" above.

        As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by crude oil or hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or crude oil or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

  Environmental Insurance

        We are covered by CVR Energy's premises pollution liability insurance policies with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $5.0 million. The policies include business interruption coverage, subject to a 10-day waiting period deductible. This insurance expires on July 1, 2013. The policies insure specific covered locations, including our refineries. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The policies cover any claim made during the policy period as long as the pollution conditions giving rise to the claim commenced on or after March 3, 2004. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution condition claim, and there can be no assurance such claim will be adequately insured for all potential damages.

        In addition to the premises pollution liability insurance policies, we benefit from casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. Coverage under the casualty insurance policies for pollution does not apply to damages at or within our insured premises. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

Safety, Health and Security Matters

        We operate a comprehensive safety, health and security program, with participation by employees at all levels of the organization. We have developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite our efforts to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We routinely audit our programs and consider improvements in our management systems.

        The Wynnewood refinery has been the subject of a number of OSHA inspections since 2006. As a result of these inspections, the Wynnewood refinery entered into four OSHA settlement agreements in 2008, pursuant to which it has agreed to undertake certain studies, conduct abatement activities, and revise and enhance certain OSHA compliance programs. The remaining costs associated with implementing these studies, abatement activities and program revisions are not expected to exceed $1.0 million.

        Process Safety Management.    We maintain a process safety management ("PSM") program. This program is designed to address all aspects of the OSHA guidelines for developing and maintaining a comprehensive PSM program. We will continue to audit our programs and consider improvements in our management systems and equipment.

        Emergency Planning and Response.    We have an emergency response plan that describes the organization, responsibilities and plans for responding to emergencies in our facilities. This plan is communicated to local regulatory and community groups. We have on-site warning siren systems and personal radios. We will continue to audit our programs and consider improvements in our management systems and equipment.

Employees

        As of December 31, 2012, we employed approximately 832 people. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.

        As of December 31, 2012, the Coffeyville refinery employed approximately 570 of our employees, about 53% of whom were covered by a collective bargaining agreement. These employees are affiliated with six unions of the Metal Trades Council of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). A new collective bargaining agreement, which covers union members who work directly at the Coffeyville refinery, was entered into with the Metal Trade Unions effective December 2012 and is effective through March 2017. No substantial changes were made to the prior agreement. In addition, a new collective bargaining agreement, which covers CVR Refining's unionized employees who work in the terminalling and related operations, was entered into with the United Steelworkers in March 2012. The United Steelworkers collective bargaining agreement is effective through March 2015 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. There were no substantial changes to the prior agreement.

        As of December 31, 2012, the Wynnewood refinery employed approximately 260 people, about 62% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2015.

        We also rely on the services of employees of CVR Energy in the operation of our business pursuant to a services agreement among us, CVR Energy and our general partner. CVR Energy provides us with the following services under that agreement, among others:

  •
  services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, including chief executive officer, chief operating officer, chief financial officer, general counsel, and vice president for environmental, health and safety, except that those who serve in such capacities under the agreement serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

  •
  administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

  •
  management of our property and the property of our subsidiaries in the ordinary course of business;

  •
  recommendations on capital raising activities, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

  •
  managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies, and providing safety and environmental advice;

  •
  recommending the payment of distributions; and managing or providing advice for other projects as may be agreed by CVR Energy and our general partner from time to time.

        For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

Available Information

        Our website address is www.cvrrefining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Charters of the Audit Committee and Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. Our SEC filings, including exhibits filed therewith, are also available at the SEC's website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, DC 20549.

Trademarks, Trade Names and Service Marks

        This Report may include our and our affiliates' trademarks, including the CVR Energy logo, Coffeyville Resources, the Coffeyville Resources logo, the CVR Partners, LP logo and the CVR Refining, LP logo, each of which is registered or for which we are applying for federal registration with the United States Patent and Trademark Office. This Report may also contain trademarks, service marks, copyrights and trade names of other companies.

Item 1A.    Risk Factors

        Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this Report.

        If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected. In such cases, we might not be able to make distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.

 Risks Inherent in Our Business

  We may not have sufficient available cash to pay any quarterly distribution on our common units.

        We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner may at any time, for any reason, change our cash distribution policy or decide not to make any distribution. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the margins we generate. Please see "— The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" below. In addition, as discussed below, the amount of cash we have to distribute each quarter under our general partner's current distribution policy will be reduced by (i) maintenance and certain environmental capital expenditures, (ii) payments in respect of debt service and other contractual obligations, and (iii) increases in reserves for future operating or capital needs that our general partner deems necessary or appropriate.

  The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our earnings and our ability to pay distributions to unitholders.

        Our financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our results of operations, since the margin between refined product prices and crude oil and other feedstock prices may decrease below the amount needed for us to generate net cash flow sufficient for our needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our earnings, results of operations and ability to pay distributions to unitholders.

        Our profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as we do not produce any crude oil and must purchase all of the crude oil we refine. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows. For example, infrastructure and logistical improvements could result in a reduction of the WTI-Brent differential that has recently provided us with increased profitability. In addition, our purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of our proximity to the sources, existing logistics infrastructure and quality differences. Any change in the sources of our crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of our historical discount to WTI and may result in a reduction of our cost advantage.

        Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.

        During 2011 and 2012, favorable crack spreads and access to a variety of price-advantaged crude oils resulted in higher Adjusted EBITDA and cash flow generation that was greater than usual. There can be no assurance that these favorable conditions will continue and, in fact, crack spreads, refining margins and crude oil prices could decline, possibly materially, at any time. In particular, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the recent reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project may contribute to the decline of such favorable conditions by providing mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. Crude oil began flowing through the Seaway Pipeline from Cushing to the Gulf Coast in May 2012, and an expansion project increasing total capacity from 150,000 bpd to 400,000 bpd was completed in January 2013. Moreover, the planned construction of a loop (twin) of the Seaway Pipeline, a new pipeline designed to parallel the existing right-of-way from Cushing to the Gulf Coast, is expected to more than double Seaway's capacity to 850,000 bpd by mid-2014. A significant deterioration of the current favorable conditions would have a material adverse effect on our results of operations and ability to pay distributions to our unitholders.

        Volatile prices for natural gas and electricity also affect our manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

  The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

        The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which may be affected by non-cash items. For example, we may have working capital changes as well as extraordinary capital expenditures and major maintenance expenses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Capital Spending." While these items may not affect our profitability in a quarter, they would reduce the amount of cash available for distribution with respect to such quarter. As a result, we may make cash distributions during periods when we report losses and may not make cash distributions during periods when we report net income.

  The amount of our quarterly cash distributions, if any, will vary significantly both quarterly and annually and will be directly dependent on the performance of our business which is volatile and seasonal. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.

        Historically, our business performance has been volatile and seasonal. For instance, our results of operations for the second and third quarters are generally higher than the first and fourth quarters, as demand for gasoline products increases due to higher highway traffic and road construction work during the summer months, and demand for diesel fuel decreases somewhat due to decreased agricultural activity. We expect that our future business performance will be more volatile and seasonal, and that our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. Because our quarterly distributions will significantly correlate to the cash we generate each quarter after payment of our fixed and variable expenses, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero.

  The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all.

        Our general partner's current policy is to distribute an amount equal to all of the available cash we generate each quarter to unitholders of record on a pro rata basis. However, the board of directors of our general partner may change such policy at any time at its discretion and could elect not to make distributions for one or more quarters regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders.

  Our refining business faces operating hazards and interruptions, including unplanned maintenance or downtime. We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by our existing insurance coverage. Insurance companies that currently insure companies in the energy industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.

        Our operations are subject to significant operating hazards and interruptions. If our refineries or logistics assets experience a major accident or fire, are damaged by severe weather, flooding or other natural disaster, or are otherwise forced to significantly curtail their operations or shut down, we could incur significant losses which could have a material adverse effect on our results of operations, financial condition and cash flows, and our ability to pay distributions to our unitholders.

        Operations at either or both of our refineries could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

  •
  unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

  •
  labor difficulties that result in a work stoppage or slowdown;

  •
  environmental proceedings or other litigation that compel the cessation of all or a portion of the operations;

  •
  state and federal agencies changing interpretations and enforcement of historical environmental rules and regulations; and

  •
  increasingly stringent environmental regulations.

        The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our refineries require a planned maintenance turnaround every four to five years for each unit. A major accident, fire, flood, or other event could damage our facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down our Coffeyville refinery for seven weeks and required significant expenditures to repair damaged equipment. In addition, our Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit on December 28, 2010, which led to reduced crude oil throughput for approximately one month and required significant expenditures to repair. Similarly, the Wynnewood refinery experienced a small explosion and fire in its hydrocracker process unit due to metal failure in December 2010. In addition, on September 28, 2012, a boiler explosion occurred at the Wynnewood refinery, fatally injuring two employees. We have completed an internal investigation into the cause of the boiler explosion, which occurred as operators were restarting a boiler that had been temporarily shut down as part of the refinery's turnaround process. Damage at the refinery was limited to the boiler. This matter is currently under investigation by OSHA and Oklahoma Department of Labor ("ODL"), which could impose penalties if they determine that a violation of OSHA standards has occurred. Scheduled and unscheduled maintenance could reduce our net income and cash flows during the period of time that any of our units is not operating. Any unscheduled future downtime could have a material adverse effect on our results of operations, financial condition and cash flows.

        If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. Our property and business interruption insurance policies that cover the Coffeyville refinery have a $1.25 billion limit, with a $2.5 million deductible for physical damage and a 45- to 60-day waiting period (depending on the insurance carrier) before losses resulting from business interruptions are recoverable. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 to 60 days. Our Wynnewood refinery, effective November 1, 2012, is insured with a $1.0 billion limit, a $10.0 million property damage deductible and a 75 days waiting period deductible for business interruption. The property and business interruption insurance policies insuring our Coffeyville and Wynnewood assets contain various sub-limits, exclusions, and conditions that could have a material adverse impact on the insurance indemnification of any particular catastrophic loss occurrence. For example, our current property policy contains varying specific sub-limits of $128.5 million (for Coffeyville assets) and $115.3 million (for Wynnewood assets) for damage caused by flooding. Insurance policy language and terms maintained by us are generally consistent with standards for the energy industry.

        The insurance market for the energy industry is highly specialized with a finite aggregate capacity of insurance. It is currently not feasible to purchase insurance limits up to the maximum foreseeable loss occurrence due to insurance capacity constraints. Our insurance program is renewed annually, and our ability to maintain current levels of insurance is dependent on the conditions and financial stability of the commercial insurance markets serving our industry. Factors that impact insurance cost and availability include, but are not limited to: industry-wide losses, natural disasters, specific losses incurred by us, and the investment returns earned by the insurance industry. The energy insurance market underwrites many refineries having coastal hurricane risk exposure and offshore platforms, thus a significant hurricane occurrence could impact a number of refineries and have a catastrophic impact on the financial results of the entire insurance and reinsurance market serving our industry. If the supply of commercial insurance is curtailed due to highly adverse financial results we may not be able to continue our present limits of insurance coverage, or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.

  If we are required to obtain our crude oil supply without the benefit of a crude oil supply agreement, our exposure to the risks associated with volatile crude oil prices may increase and our liquidity may be reduced.

        Since December 31, 2009, we have obtained substantially all of our crude oil supply for the Coffeyville refinery, other than the crude oil we gather, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place close to the time when the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of a supply intermediation agreement, our exposure to crude oil pricing risks may increase, despite any hedging activity in which we may engage, and our liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility.

  Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

        For the Coffeyville refinery, in addition to the crude oil we gather locally in Kansas, Oklahoma, Missouri, and Nebraska, we purchased an additional 70,000 to 75,000 bpd of crude oil to be refined into liquid fuels in 2012. Although the Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma, it also purchases crude oil from other regions. Coffeyville obtains a portion of its non-gathered crude oil, approximately 17% in 2012, from foreign sources and Wynnewood obtained approximately 7% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and our business and ability to make distributions. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

  If our access to the pipelines on which we rely for the supply of our crude oil and the distribution of our products is interrupted, our inventory and costs may increase and we may be unable to efficiently distribute our products.

        If one of the pipelines on which either of the Coffeyville or Wynnewood refineries relies for supply of crude oil becomes inoperative, we would be required to obtain crude oil through alternative pipelines or from additional tanker trucks, which could increase our costs and result in lower production levels and profitability. Similarly, if a major refined fuels pipeline becomes inoperative, we would be required to keep refined fuels in inventory or supply refined fuels to our customers through an alternative pipeline or by additional tanker trucks, which could increase our costs and result in a decline in profitability.

  The geographic concentration of our refineries and related assets creates an exposure to the risks of the local economy and other local adverse conditions. The location of our refineries also creates the risk of increased transportation costs should the supply/demand balance change in our region such that regional supply exceeds regional demand for refined products.

        As our refineries are both located in the southern portion of Group 3 of the PADD II region, we primarily market our refined products in a relatively limited geographic area. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our revenues and our ability to make distributions. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.

        Should the supply/demand balance shift in our region as a result of changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the region exceeding demand, we may have to deliver refined products to customers outside of the region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any.

  If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's Renewable Fuels Standard mandates, our business, financial condition and results of operations could be materially adversely affected.

        Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard, or RFS, which requires refiners to blend "renewable fuels," such as ethanol, with their petroleum fuels or purchase renewable energy credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like us are obligated to blend into their finished petroleum products increases annually over time until 2022. Beginning in 2011, our Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. Our Wynnewood refinery is required to comply beginning in 2013. We currently purchase RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, we may be required to purchase additional RINs on the open market and waiver credits from EPA in order to comply with the RFS. Recently the price of RINs has been extremely volatile with pricing increases. We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries' product pool, potentially resulting in lower earning and materially adversely affecting our ability to make distributions.

        If we are unable to pass the costs of compliance with RFS on to our customers, our profits would be significantly lower. Moreover, if sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations and ability to pay distributions to our unitholders could be materially adversely affected.

  We face significant competition, both within and outside of our industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than we do may have a competitive advantage over us.

        The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. We may be unable to compete effectively with our competitors within and outside of our industry, which could result in reduced profitability. We compete with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We are not engaged in the petroleum exploration and production business and therefore we do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. We do not have any long-term arrangements (those exceeding more than a twelve-month period) for much of our output. Many of our competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

        A number of our competitors also have materially greater financial and other resources than us. These competitors may have a greater ability to bear the economic risks inherent in all aspects of the refining industry. An expansion or upgrade of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics and may add additional competitive pressure on us.

        In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for our products and our profitability.

  Our level of indebtedness may increase and reduce our financial flexibility.

        As of the date of this Report, we had $500.0 million aggregate principal amount of 6.5% senior notes due 2022 outstanding and availability of up to $400.0 million under our Amended and Restated ABL Credit Facility (as defined below) and up to $150.0 million under the intercompany credit facility (as defined below). In the future, we may incur additional significant indebtedness in order to make future acquisitions, expand our business or develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

  •
  a significant portion of our cash flows could be used to service our indebtedness, reducing available cash and our ability to make distributions on our common units;

  •
  a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

  •
  the covenants contained in our debt agreements will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

  •
  a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

  •
  our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

  •
  a high level of debt may make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings under the Amended and Restated ABL Credit Facility; and

  •
  a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate or other purposes.

        In addition, borrowings under our Amended and Restated ABL Credit Facility, our intercompany credit facility and other credit facilities we may enter into in the future will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our ability to make distributions to common unitholders.

        In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance debt obligations and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

        In addition, the bank borrowing base under the Amended and Restated ABL Credit Facility will be subject to periodic redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial condition and, as a result, our ability to make distributions to common unit holders.

  Covenants in our debt instruments could limit our ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our liquidity and our ability to pursue our business strategies.

        The indenture governing our notes and the Amended and Restated ABL Credit Facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

  •
  incur, assume or guarantee additional debt or issue redeemable or preferred units;

  •
  make distributions or prepay, redeem, or repurchase certain debt;

  •
  enter into agreements that restrict distributions from restricted subsidiaries;

  •
  incur liens;

  •
  sell or otherwise dispose of assets, including capital stock of subsidiaries;

  •
  enter into transactions with affiliates; and

  •
  merge, consolidate or sell substantially all of our assets.

        In particular, the indenture governing our notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture contains covenants limiting our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, the Amended and Restated ABL Credit Facility requires us to maintain a minimum excess availability under the facility as a condition to the payment of distributions to our unitholders. Any new indebtedness could have similar or greater restrictions.

        A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the lenders under our Amended and Restated ABL Credit Facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against us or our subsidiaries' assets, and force us and our subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. The holders of the 2022 Notes could accelerate all amounts due thereunder and also force us into bankruptcy and liquidation. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

  Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

        Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

  •
  Although we believe we have sufficient liquidity under the Amended and Restated ABL Credit Facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

  •
  Market volatility could exert downward pressure on the price of our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow, which could in turn cause the price of our common units to drop.

  •
  Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

  Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.

        Changes in our credit profile may affect the way crude oil suppliers view our ability to make payments and may induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Given the large dollar amounts and volume of our crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.

  Our commodity derivative contracts may limit our potential gains, exacerbate potential losses and involve other risks.

        We enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected refined products production. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

  •
  the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

  •
  the counterparties to our futures contracts fail to perform under the contracts; or

  •
  a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.

        As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to make distributions to unitholders.

  The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

        The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation. The rulemaking process is still ongoing, and we cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments we may use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.

  Existing design, operational, and maintenance issues associated with acquisitions may not be identified immediately and may require unanticipated capital expenditures that could impact our financial condition, results of operations or cash flows, and our ability to make distributions to unitholders, could be adversely affected.

        Our due diligence associated with asset acquisitions may result in assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies that we may have limited, if any, recourse for cost recovery. Many acquisition agreements have similar terms, conditions and timing of cost recovery that may not become evident until sometime after cost recovery provisions, if any, have expired.

  We must make substantial capital expenditures on our refineries and other facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows, and our ability to make distributions to unitholders, could be adversely affected.

        Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make distributions to our unitholders. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

  •
  denial or delay in obtaining regulatory approvals and/or permits;

  •
  unplanned increases in the cost of equipment, materials or labor;

  •
  disruptions in transportation of equipment and materials;

  •
  severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;

  •
  shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

  •
  market-related increases in a project's debt or equity financing costs; and/or

  •
  nonperformance or force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.

        Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, we have spent approximately $88.8 million on the most recently completed turnaround at the Coffeyville refinery and we incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery, which we completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations.

        Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make distributions.

  Environmental laws and regulations could require us to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.

        Our operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.

        In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our results of operations, financial condition and profitability.

        Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining processes, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. For a discussion of environmental laws and regulations and their impact on our business and operations, please see "Business — Environmental Matters."

  We could incur significant cost in cleaning up contamination at our refineries, terminals, and off-site locations.

        Our businesses are subject to the occurrence of accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of our current or former operations, including our refineries, pipelines, product terminals, or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the CERCLA, and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with facilities we currently own or operate (whether or not such contamination occurred prior to our acquisition thereof), facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.

        The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our unitholders. In addition, we may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties.

        Three of our facilities, including our Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the

Phillipsburg terminal. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

        We may incur future liability relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the treatment, transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. We could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.

  We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.

        We hold numerous environmental and other governmental permits and approvals authorizing operations at our facilities. Future expansion of our operations is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows. For example, the Wynnewood refinery's OPDES permit has expired and is in the renewal process. At this time, the Wynnewood refinery is operating under expired permit terms and conditions (called a permit shield) until the state regulatory agency renews the permit. The renewal permits may contain different terms and conditions that would require unplanned or unanticipated costs.

  Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows.

        Various regulatory and legislative measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the Clean Air Act.

        In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our greenhouse gas emissions at our Coffeyville and Wynnewood refineries and are reporting the emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new greenhouse gas emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under PSD and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facility is required to undergo PSD review and to evaluate and implement or install BACT for its greenhouse gas emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant expansion of production and a significant increase in greenhouse gas emissions at the nitrogen fertilizer plant or the refineries may require the installation of BACT as part of the permitting process.

        In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate greenhouse gas emissions from petroleum refineries. The EPA may propose the NSPS in 2013.

        During a State of the Union address in February 2013, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

        In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwestern states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.

        Alternatively, the EPA may take further steps to regulate greenhouse gas emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any current or future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

        In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

  We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

        We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our refinery equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

  Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

  Deliberate, malicious acts, including terrorism, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

        Intentional acts of destruction could hinder our sales or production and disrupt our supply chain. Our facilities could be damaged or destroyed, reducing our operational production capacity and requiring us to repair or replace our facilities at substantial cost. Employees, contractors and the public could suffer substantial physical injury for which we could be liable. Governmental authorities may impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our operating results, financial condition and cash flows.

  Our business depends on significant customers and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and our ability to pay distributions to our unitholders.

        Both the Coffeyville and the Wynnewood refineries have a significant concentration of customers. Our five largest customers represented 36% of our sales for the year ended December 31, 2012. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our unitholders.

  Our plans to expand the gathering assets making up part of our supporting logistics businesses, which assist us in reducing our costs and increasing our processing margins, may expose us to significant additional risks, compliance costs and liabilities.

        We plan to continue to make investments to enhance the operating flexibility of our refineries and to improve our crude oil sourcing advantage through additional investments in our gathering and logistics operations. If we are able to successfully increase the effectiveness of our supporting logistics businesses, including our crude oil gathering operations, we believe we will be able to enhance our crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand our gathering operations may expose us to risks in the future that are different than or incremental to the risks we face with respect to our refineries and existing gathering and logistics operations. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit our operations, or claims of damages to property or persons resulting from our operations.

        Any businesses or assets that we may acquire in connection with an expansion of our crude oil gathering operations could expose us to the risk of releasing hazardous materials into the environment. These releases would expose us to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Accordingly, if we do acquire any such businesses or assets, we could also incur additional expenses not covered by insurance which could be material.

  More stringent trucking regulations may increase our costs and negatively impact our results of operations.

        In connection with the trucking operations conducted by our crude gathering division, we operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

        To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Furthermore, from time to time, various legislative proposals are introduced, such as proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes will be enacted or the extent to which they will apply to us and our operations.

  The acquisition and expansion strategy of our business involves significant risks.

        Our management will consider pursuing acquisitions and expansion projects in order to continue to grow and increase profitability. However, we may not be able to consummate such acquisitions or expansions, due to intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms and the failure to obtain requisite regulatory or other governmental approvals. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business.

        In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

  •
  unforeseen difficulties in the integration of the acquired operations and disruption of the ongoing operations of our business;

  •
  failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition;

  •
  strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;

  •
  difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;

  •
  assumption of unknown material liabilities or regulatory non-compliance issues;

  •
  amortization of acquired assets, which would reduce future reported earnings;

  •
  possible adverse short-term effects on our cash flows or operating results; and

  •
  diversion of management's attention from the ongoing operations of our business.

        In addition, in connection with any potential acquisition or expansion project, we will need to consider whether a business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for federal income tax purposes, we may elect to seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, places us in a competitive disadvantage compared to other potential acquirers who do not need to seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for federal income tax purposes, and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and could likely cause a substantial reduction in the value of its common units.

        Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders . There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

  We are a holding company and depend upon our subsidiaries for our cash flow.

        We are a holding company, and our subsidiaries conduct all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or to pay distributions in the future will depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions, tax sharing payments or otherwise. The ability of our subsidiaries to make any payments to us will depend on, among other things, their earnings, the terms of their indebtedness, tax considerations and legal restrictions.

  Our internally generated cash flows and other sources of liquidity may not be adequate for our capital needs.

        Refining businesses such as ours are capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis. If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations.

  A substantial portion of our workforce is unionized and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.

        As of December 31, 2012, approximately 53% of the employees at the Coffeyville refinery and 62% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with six Metal Trades Unions (which covers union members who work directly at the Coffeyville refinery) is effective through March 2017, and the collective bargaining agreement with United Steelworkers (which covers unionized employees who work in the terminal and related operations) is effective through March 2015, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2015. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

Risks Inherent in Our Limited Partnership Structure and Common Units

  The board of directors of our general partner has in place a policy to distribute an amount equal to the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.

        Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders, beginning with the quarter ending March 31, 2013, which will exclude the period prior to our Initial Public Offering. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As such, to the extent we are unable to finance growth externally; our distribution policy will significantly impair our ability to grow. The board of directors of the general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate.

        In addition, because of our distribution policy, our growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.

  We rely primarily on the executive officers of CVR Energy to manage most aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time after January 23, 2014.

        Our future performance depends to a significant degree upon the continued contributions of CVR Energy's senior management team. We have entered into a services agreement with our general partner and CVR Energy whereby CVR Energy has agreed to provide us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel. At any time after January 23, 2014, CVR Energy can terminate this agreement, subject to a 180-day notice period. The loss or unavailability to us of any member of CVR Energy's senior management team could negatively affect our ability to operate our business and pursue our business strategies. We do not have employment agreements with any of CVR Energy's officers and we do not maintain any key person insurance. In addition, CVR Energy may not continue to provide us the officers that are necessary for the conduct of our business or such provision may not be on terms that are acceptable. If CVR Energy elected to terminate the service agreement on 180 days' notice after January 23, 2014, we might not be able to find qualified individuals to serve as our executive officers within such 180-day period.

        In addition, pursuant to the services agreement we are responsible for a portion of the compensation expense of such executive officers according to the percentage of time such executive officers spent working for us. However, the compensation of such executive officers is set by CVR Energy, and we have no control over the amount paid to such officers. The services agreement does not contain any cap on the amounts we may be required to pay CVR Energy pursuant to this agreement.

  Our general partner, an indirect wholly-owned subsidiary of CVR Energy, owes fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

        Our general partner is responsible for managing us. Although our general partner has a duty to manage us in a manner that is not adverse to our interest, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may differ from, or conflict with, the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of CVR Refining Holdings, its sole member, or the interests of CVR Energy and holders of CVR Energy's common stock, including its majority stockholder, Icahn Enterprises, over our interests and those of our common unitholders.

        The potential conflicts of interest include, among others, the following:

  •
  Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy's common stock, including Icahn Enterprises, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

  •
  Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf. There is no limitation on the amounts our general partner can cause us to pay it or its affiliates.

  •
  Our general partner controls the enforcement of obligations owed to us by it and its affiliates. In addition, our general partner decides whether to retain separate counsel or others to perform services for us.

  •
  Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

  Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to some actions that might otherwise constitute a breach of fiduciary or other duties applicable under state law. Our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us or our common unitholders. Decisions made by our general partner in its individual capacity are made by CVR Refining Holdings as the sole member of our general partner, and not by the board of directors of our general partner. Examples include the exercise of the general partner's call right, its voting rights with respect to any common units it may own, its registration rights and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

  •
  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to our interest.

  •
  provides that our general partner and the officers and directors of our general partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of the conduct of our general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.

  •
  provides that our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

  –
  approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

  –
  approved by the vote of a majority of the outstanding units, excluding any units owned by our general partner and its affiliates.

  CVR Energy has the power to appoint and remove our general partner's directors.

        CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy and Icahn Enterprises, as the indirect owners of our general partner, may not be consistent with those of our public unitholders.

  Common units are subject to our general partner's call right.

        If at any time our general partner and its affiliates own more than 95% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. If our general partner and its affiliates reduce their ownership percentage to below 70% of the outstanding units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A unitholder may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

  Our unitholders have limited voting rights and are not entitled to elect our general partner or our general partner's directors and do not have sufficient voting power to remove our general partner without CVR Energy's consent.

        Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect our general partner or our general partner's board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, are chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished.

        As of the date of this Report, CVR Energy indirectly owns approximately 81% of our common units, which means holders of common units other than CVR Energy, will not be able to remove the general partner, under any circumstances, unless CVR Energy sells some of the common units that it owns or we sell additional units to the public. In addition, an affiliate of Icahn Enterprises purchased in the Initial Public Offering 4,000,000 of our common units, as a result of which it directly owns approximately 3% of our common units.

  Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units (other than our general partner and its affiliates and permitted transferees).

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.

  Cost reimbursements due to our general partner and its affiliates will reduce cash available for distribution to our unitholders.

        Prior to making any distribution on our outstanding units, we will reimburse our general partner for all expenses it incurs on our behalf including, without limitation, our pro rata portion of management compensation and overhead charged by CVR Energy in accordance with our services agreement. The services agreement does not contain any cap on the amount we may be required to pay pursuant to this agreement. The payment of these amounts, including allocated overhead, to our general partner and its affiliates could adversely affect our ability to make distributions to the holders of our common units.

  Our general partner's interest in us and the control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owners of our general partner to transfer their equity interests in our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence the decisions taken by the board of directors and officers of our general partner.

        If control of our general partner were transferred to an unrelated third party, the new owner of the general partner would have no interest in CVR Energy. We rely substantially on the senior management team of CVR Energy and have entered into a number of significant agreements with CVR Energy, including a services agreement pursuant to which CVR Energy provides us with the services of its senior management team. If our general partner were no longer controlled by CVR Energy, CVR Energy could be more likely to terminate the services agreement which, after January 23, 2014, it may do upon 180 days' notice.

  We may issue additional common units and other equity interests without the approval of our unitholders, which would dilute the existing ownership interests of our unitholders.

        Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

  •
  the proportionate ownership interest of unitholders immediately prior to the issuance will decrease;

  •
  the amount of cash distributions on each unit will decrease;

  •
  the ratio of our taxable income to distributions may increase;

  •
  the relative voting strength of each previously outstanding unit will be diminished; and

  •
  the market price of the common units may decline.

        In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity interests, which may effectively rank senior to the common units.

  Units eligible for future sale may cause the price of our common units to decline.

        Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. This could also impair our ability to raise additional capital through the sale of our equity interests.

        As of March 8, 2013, there were 147,600,000 common units outstanding. Of this amount, (i) 20,000,000 common units were sold to the public in the Initial Public Offering, (ii) 4,000,000 common units were purchased by an Icahn Enterprises affiliate in the Initial Public Offering, (iii) 3,600,000 units were purchased by the underwriters as a result of the exercise of their option granted in connection with the Initial Public Offering and (iv) 119,988,000 and 12,000 common units were owned by CVR Refining Holdings and CVR Refining Holdings Sub, LLC, each of which is a wholly-owned indirect subsidiary of CVR Energy. The 23,600,000 common units sold in the Initial Public Offering are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act.

        In addition, under our partnership agreement, our general partner and its affiliates have the right to cause us to register their units under the Securities Act and applicable state securities laws. In connection with the Initial Public Offering, we entered into a registration rights agreement with Icahn Enterprises, CVR Refining Holdings and CVR Refining Holdings Sub, LLC, pursuant to which we may be required to register the sale of the common units they hold under the Securities Act and applicable state securities laws. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Icahn Enterprises, CVR Refining Holdings or CVR Refining Holdings Sub, LLC.

        In connection with the Initial Public Offering, we, CVR Refining Holdings, our general partner and our general partner's directors and executive officers entered into lock-up agreements, pursuant to which they agreed, subject to certain exceptions, not to sell or transfer, directly or indirectly, any of our common units until July 15, 2013, subject to extension in certain circumstances. Following termination of these lockup agreements, all units held by CVR Refining Holdings, our general partner and their affiliates will be freely tradable under Rule 144, subject to the volume and other limitations of Rule 144.

  We will incur increased costs as a result of being a publicly traded partnership.

        As a publicly traded partnership, we will incur significant legal, accounting and other expenses that we did not incur prior to the Initial Public Offering. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the NYSE, require, or will require, publicly traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses. As a result, the amount of cash we have available for distribution to our unitholders will be affected by our expenses, including the costs associated with being a publicly traded partnership. We estimate that we will incur approximately $5.0 million of estimated incremental costs per year, some of which will be direct charges associated with being a publicly traded partnership, and some of which will be allocated to us by CVR Energy; however, it is possible that our actual incremental costs of being a publicly traded partnership will be higher than we currently estimate.

        In connection with the Initial Public Offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We expect these requirements will increase our legal and financial compliance costs and make compliance activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, we will incur additional costs associated with our SEC reporting requirements.

  As a publicly traded partnership we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements.

        As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors of our general partner consist of independent directors;

  •
  the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

  •
  the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.

        As a result of these exemptions, our general partner's board of directors will not be comprised of a majority of independent directors, our general partner may choose not to have a compensation committee or to have a compensation committee that does not consist entirely of independent directors, and our general partner's board of directors does not currently intend to establish a nominating/corporate governance committee. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

  We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

        We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Under current rules, we will be required to comply with Section 404 in our annual report for the year ending December 31, 2013. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (the "PCAOB"), rules and regulations that remain unremediated. Although we produce our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. As a publicly traded partnership, we will be required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common units. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and the price of our common units may be adversely affected.

Tax Risks

  Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.

        The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business

(or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity level taxation.

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to the holders of our common units would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to the unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the common unitholders, likely causing a substantial reduction in the value of our common units.

  The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.

  Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

        Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, they will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. A unitholder may not receive cash distributions from us equal to its share of our taxable income or even equal to the actual tax liability that result from that income.

  The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Following the Initial Public Offering, our sponsor directly and indirectly owns more than 50% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a common unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

  Tax gain or loss on the disposition of our common units could be more or less than expected.

        If a unitholder sells its common units, such holder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income result in a decrease in such holder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units it sells will, in effect, become taxable income to such holder if it sells such common units at a price greater than its tax basis in those common units, even if the price it receives is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and depletion deductions and certain other items. In addition, because the amount realized includes a common unitholder's share of our nonrecourse liabilities, if a unitholder sells its common units, such holder may incur a tax liability in excess of the amount of cash it receives from the sale.

  Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or "IRAs"), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

  If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

        The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

  We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder's tax returns.

  We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

  A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

        Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

  Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

        In addition to U.S. federal income taxes, a holder of our common units will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if such unitholder does not live in any of those jurisdictions. We will initially own assets and/or conduct business in the states of Arkansas, Iowa, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and South Dakota. These states, other than Texas and South Dakota, currently impose a personal income tax. These states, other than South Dakota, also impose income taxes on corporations and other entities. A unitholder may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, a unitholder may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder's responsibility to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table contains certain information regarding our principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	440	Own	Oil refinery and office buildings
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
Montgomery County, KS (Coffeyville Station)	20	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Cowley County, KS (Hooser Station)	80	Own	Crude oil storage
Cushing, OK	138	Own	Crude oil storage

        Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas. We also have administrative offices in Kansas City, Kansas and Oklahoma City, Oklahoma. The offices in Sugar Land and Kansas City are leased by CVR Energy (the leases expire in 2017 and 2015, respectively) and we will pay a pro rata share of the rent on those offices. We believe that our facilities, together with CVR Energy's leased facilities, are sufficient for our needs.

        As of December 31, 2012, we had crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside our Coffeyville refinery, 0.5 million barrels of crude oil storage capacity at Wynnewood, Oklahoma, 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma and lease an additional 3.3 million barrels of crude oil storage capacity located at Cushing. In addition to crude oil storage, we own approximately 4.5 million barrels of combined refinery related storage capacity.

        We have entered into a cross-easement agreement with CVR Partners so that both we and CVR Partners are able to access and utilize each other's land in Coffeyville in certain circumstances in order to operate our respective businesses in a manner to provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property. For more information on this cross-easement agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

Item 3.    Legal Proceedings

        We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 12, "Commitments and Contingencies" to our Consolidated and Combined Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds from Initial Public Offering

        On January 23, 2013, we completed the Initial Public Offering, pursuant to which 24,000,000 common units were sold to the public at a price of $25.00 per common unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit. As a result, approximately 19% of the limited partner interests in the Partnership were sold to the public (including approximately 3% of the limited partner interests in the Partnership that were sold to an affiliate of Icahn Enterprises). The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes (as defined below), $160.0 million will be used to prefund certain maintenance and environmental capital expenditures through 2014, $54.0 million were used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million were distributed to CRLLC and the remaining proceeds will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

Recent Sales of Unregistered Equity Securities

        In connection with our formation in September 2012, we issued (i) the non-economic general partner interest in us to CVR Refining GP, LLC and (ii) the 100.0% limited partner interest in us to CVR Refining Holdings for $1,000. These issuances were exempt from registration under Section 4(2) of the Securities Act.

Market Information

        Our common units are listed on the NYSE under the symbol "CVRR" and commenced trading on January 17, 2013. No common units were outstanding for the year ended December 31, 2012.

Holders of Record

        As of March 11, 2013, there were three holders of record of our common units. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Cash Distribution Policy

        Our general partner's current policy is to distribute all of the available cash we generate each quarter, beginning with the quarter ending March 31, 2013 adjusted to exclude the period from January 1, 2013 to January 22, 2013 prior to our Initial Public Offering. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter and will generally be distributed within 60 days of quarter end. We expect that available cash for each quarter will generally equal our Adjusted EBITDA for the quarter, less cash needed for debt service, reserves for maintenance and environmental capital expenditures, and reserves for expenses associated with our major scheduled turnarounds. The board of directors of our general partner may also determine that it is appropriate to reserve cash for future operating or capital needs. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. Further, it is our intent, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs.

        Because our policy will be to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low earnings, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in our refining margins. Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.

Purchases of Equity Securities by the Issuer

        For the fiscal quarter ended December 31, 2012, we did not repurchase any of our common units as no common units were outstanding during this time period.

Item 6.    Selected Financial Data

        You should read the selected historical consolidated and combined financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and the related notes included elsewhere in this Report.

        The selected combined financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated and combined financial information presented below under the caption "Balance Sheet Data" as of December 31, 2012 and 2011 has been derived from our audited consolidated and combined financial statements included elsewhere in this Report, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The combined financial information presented below under the caption "Statements of Operations Data" for the year ended December 31, 2009 and the combined financial information presented below under the caption "Balance Sheet Data" at December 31, 2010 is derived from our audited combined financial statements that are not included in this Report. The combined financial information presented below under the caption "Statement of Operations Data" for the year ended December 31, 2008 and the combined financial information presented under the caption "Balance Sheet Data" at December 31, 2008 and 2009 has been derived from our unaudited consolidated financial statements.

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
	(in millions)
Statements of Operations Data:
Net sales	$8,281.7	$4,752.8	$3,905.6	$2,936.5	$4,774.3
Cost of product sold(2)	6,667.5	3,927.6	3,539.8	2,515.9	4,449.4
Direct operating expenses(2)	426.5	247.7	153.1	142.2	159.2
Selling, general and administrative expenses(2)	86.2	51.0	43.1	40.0	27.6
Depreciation and amortization	107.6	69.8	66.4	64.4	62.7
Goodwill(3)	—	—	—	—	42.8

Operating income	$993.9	$456.7	$103.2	$174.0	$32.6
Interest expense and other financing costs	(76.2)	(53.0)	(49.7)	(43.8)	(38.7)
Realized loss on derivatives, net	(137.6)	(7.2)	(2.1)	(27.5)	(122.6)
Unrealized gain (loss) on derivatives, net	(148.0)	85.3	0.6	(37.8)	247.9
Loss on extinguishment of debt	(37.5)	(2.1)	(16.6)	(2.1)	(10.0)
Other income, net	0.7	0.6	2.8	1.8	1.1

Net income(4)	$595.3	$480.3	$38.2	$64.6	$110.4

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$153.1	$2.7	$2.3	$2.7	$0.6
Working capital	382.6	384.7	138.7	173.7	64.7
Total assets	2,258.5	2,262.4	1,072.8	1,104.4	1,079.0
Total debt, including current portion	773.2	729.9	469.0	479.5	484.3
Total partners' capital/divisional equity	980.8	1,018.6	418.8	485.4	405.6
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	917.3	352.7	167.0	31.9	(13.6)
Investing activities	(119.8)	(655.9)	(21.1)	(33.6)	(60.5)
Financing activities(5)	(647.1)	303.6	(146.3)	3.8	71.3

Net cash flow	150.4	0.4	(0.4)	2.1	(2.8)
Other Financial Data:
Capital expenditures for property, plant and equipment	120.2	68.8	21.2	34.0	60.5

(1)
We acquired WEC on December 15, 2011 and its results of operations are included from the date of acquisition. In addition, we incurred approximately $11.0 million and $5.2 million of transaction and integration costs related to the Wynnewood Acquisition in fiscal years 2012 and 2011, respectively. These transactions impact the comparability of Selected Financial Data.

(2)
Amounts are shown exclusive of depreciation and amortization.

(3)
Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that our goodwill was impaired, which resulted in a goodwill impairment of $42.8 million. This represented a write-off of the entire balance of goodwill.

(4)
The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Year Ended December 31
	2012	2011	2010	2009	2008
	(in millions)
Loss on extinguishment of debt(a)	$37.5	$2.1	$16.6	$2.1	$10.0
Loss on disposition of assets	—	2.5	1.3	—	1.9
Letter of credit expense not included in interest expense(b)	1.3	1.5	4.7	13.4	7.4
Wynnewood acquisition transaction fees and integration expenses	11.0	5.2	—	—	—
Major scheduled turnaround expense(c)	123.7	66.4	1.2	—	—
Share-based compensation	18.5	8.9	11.5	2.5	(7.8)

(a)
Represents (1) for 2012, the write-off of deferred financing costs, unamortized premium and premiums paid upon the extinguishment of the First Lien Notes, which contributed to $33.4 million of the loss on extinguishment. Additionally, $4.1 million of the loss on extinguishment of debt was attributable to the write-off of a portion of previously deferred financing costs associated with ABL credit facility, which was replaced with an Amended and Restated ABL Credit Facility; (2) for 2011, the write-off of a portion of previously deferred financing costs upon the replacement of the first priority credit facility with the ABL credit facility contributed to $1.9 million of the loss on extinguishment. Additionally, $0.2 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs and unamortized original issue discount associated with the repurchase of $2.7 million of First Lien Notes; (3) for 2010, a premium of 2.0% paid in connection with unscheduled prepayments and payoff of our tranche D term loan contributed $9.6 million of the loss on extinguishment. Additionally, $5.4 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs associated with the payoff of the tranche D term loan. Concurrent with the issuance of the Old Notes, $0.1 million of third-party costs were immediately expensed. In December 2010, we made a voluntary unscheduled principal payment on our Old Notes resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling $1.6 million; (4) for 2009, the write-off of $2.1 million of previously deferred financing costs in connection with the reduction, effective June 1, 2009, and eventual termination of the first priority funded letter of credit facility on October 15, 2009; and (5) for 2008, the write-off of $10.0 million of previously deferred financing costs in connection with the second amendment to our first priority credit facility on December 22, 2008.

(b)
Consists of fees which are expensed to selling, general and administrative expenses in connection with our letters of credit outstanding and the first priority funded letter of credit facility issued in support of the Cash Flow Swap until it was terminated effective October 15, 2009.

(c)
Represents expense associated with a major scheduled turnaround at our refineries.
(5)
Prior to December 31, 2012, CRLLC provided cash as necessary to support our operations and retained excess cash generated by our operations. Historical cash received, or paid by, CRLLC on our behalf has been recorded as net contributions from, or net distributions to, parent, respectively, as a component of divisional equity in our historical combined financial statements, and as a financing activity in our Combined Statement of Cash Flows. Net contributions from (distributions to) parent included in cash flows from financing activities were $(651.6) million, $110.6 million, $(116.3) million, $12.6 million and $76.2 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this Report.

 Forward-Looking Statements

        This Report, including, without limitation, the sections captioned "Business" and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

  •
  statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

  •
  statements relating to future financial performance, future capital sources and other matters; and

  •
  any other statements preceded by, followed by or that include the words "anticipates," "believes," "expects," "plans," "intends," "estimates," "projects," "could," "should," "may," or similar expressions.

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" and contained elsewhere in this Report. Such factors include, among others:

  •
  our ability to make cash distributions on the common units;

  •
  the price volatility of crude oil, other feed stocks and refined products, and variable nature of our distributions;

  •
  the ability of our general partner to modify or revoke our distribution policy at any time;

  •
  our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

  •
  the effects of transactions involving forward and derivative instruments;

  •
  our ability in the future to obtain an adequate crude oil supply pursuant to supply agreements or at all;

  •
  our continued access to crude oil and other feedstock and refined products pipelines;

  •
  the level of competition from other petroleum refiners;

  •
  changes in our credit profile;

  •
  potential operating consequences from accidents, fire, severe weather, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime;

  •
  our continued ability to secure gasoline and diesel RINs, as well as environmental and other governmental permits necessary for the operation of our business;

  •
  costs of compliance with existing, or compliance with new, environmental laws and regulations, as well as the potential liabilities arising from, and capital expenditures required to, remediate current or future contamination;

  •
  the seasonal nature of our business;

  •
  our dependence on significant customers;

  •
  our potential inability to obtain or renew permits;

  •
  our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

  •
  new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities;

  •
  our lack of asset diversification;

  •
  the potential loss of our transportation cost advantage over our competitors;

  •
  our ability to comply with employee safety laws and regulations;

  •
  potential disruptions in the global or U.S. capital and credit markets;

  •
  the success of our acquisition and expansion strategies;

  •
  our reliance on CVR Energy's senior management team;

  •
  the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

  •
  the potential shortage of skilled labor or loss of key personnel;

  •
  successfully defending against third-party claims of intellectual property infringement;

  •
  our significant indebtedness;

  •
  our potential inability to generate sufficient cash to service all of our indebtedness;

  •
  the limitations contained in our debt agreements that limit our flexibility in operating our business;

  •
  the dependence on our subsidiaries for cash to meet our debt obligations;

  •
  our limited operating history as a stand-alone entity;

  •
  potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

  •
  exemptions we will rely on in connection with the NYSE corporate governance requirements;

  •
  risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002;

  •
  risks relating to our relationships with CVR Energy;

  •
  risks relating to the control of our general partner by CVR Energy;

  •
  the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

  •
  limitations on duties owed by our general partner that are included in the partnership agreement; and

  •
  changes in our treatment as a partnership for U.S. income tax purposes.

        All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except as may be required by law.

 Overview and Executive Summary

        We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpd medium complexity crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpd of light sour crude oil (within its 70,000 bpd capacity). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of owned pipeline) that transports crude oil to our Coffeyville refinery from our Broome Station tank farm located near Caney, Kansas and (4) over 6.0 million barrels of crude oil storage.

        Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States. Our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations and Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing to the U.S. Gulf Coast has eliminated our ability to source foreign waterborne crude oil, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third-party tanker trucks), we make bulk sales (sales through third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar.

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for 2012 was $2.26 per barrel compared to $3.98 per barrel in 2011 and $3.39 per barrel in 2010.

Our History

        We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation of the Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets described above to Refining LLC in October 2012, and CVR Refining Holdings, a subsidiary of CRLLC, contributed Refining LLC to us on December 31, 2012.

Our Initial Public Offering

        On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units priced at $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units priced at $25.00 per unit. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." Following the closing of the Initial Public Offering, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units held by an affiliate of Icahn Enterprises, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of CVR Refining GP, LLC, our general partner.

        The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes, $160.0 million will be used to prefund certain maintenance and environmental capital expenditures through 2014, $54.0 million were used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with certain affiliates of Icahn Enterprises and Carl C. Icahn. Pursuant to the Transaction Agreement, a wholly-owned subsidiary of Icahn Enterprises offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        In May 2012, affiliates of Icahn Enterprises acquired a majority of the common stock of CVR Energy through the Offer. As a result of shares tendered into the Offer during the initial offering period and subsequent additional purchases, Icahn Enterprises owned approximately 82% of the outstanding common stock of CVR Energy as of December 31, 2012.

        Pursuant to the Transaction Agreement, all employee restricted share awards scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

Major Influences on Results of Operations

        Our earnings and cash flows from our petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in, first-out ("FIFO") accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

        The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles.

        In order to assess our operating performance, we compare our net sales, less cost of product sold (exclusive of depreciation and amortization), or our refining margin, against an industry refining margin benchmark. The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil is converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

        Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refinery margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the West Texas Sour crude oil ("WTS") price differential to WTI and the West Canadian Select crude oil ("WCS") price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.

        We produce a high volume of high value products, such as gasoline and distillates. We benefit from the fact that our marketing region consumes more refined products than it produces, resulting in prices that reflect the logistics cost for Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact that the actual product specifications used to determine the NYMEX 2-1-1 crack spread are different from the actual production in our refineries is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra-Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra-Low Sulfur Diesel basis. If both gasoline and Ultra-Low Sulfur Diesel basis are greater than zero, this means that prices in our marketing area exceed those used in the 2-1-1 crack spread.

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2012, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $7.8 million.

        Because crude oil and other feedstocks and refined products are commodities, we have no control over the changing market. Therefore, the lower target inventory we are able to maintain significantly reduces the impact of commodity price volatility on our petroleum product inventory position relative to other refiners. This target inventory position is generally not hedged. To the extent our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the NYMEX. Our hedging activities carry customary time, location and product grade basis risks generally associated with hedging activities. Because most of our titled inventory is valued under the FIFO costing method, price fluctuations on our target level of titled inventory have a major effect on our financial results.

        Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two-phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012, and its next turnaround is scheduled to begin in late 2015. We completed a turnaround at our Wynnewood refinery in December 2012. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.

        Our Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit (the "FCCU") on December 28, 2010, which led to reduced crude oil throughput and repair costs of approximately $2.2 million net of an insurance receivable for the year ended 2011. We used the resulting downtime to perform certain turnaround activities which had otherwise been scheduled for later in 2011, along with opportunistic maintenance, which cost approximately $4.0 million in total. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted our production of refined products in the first quarter of 2011. We estimate that approximately 1.9 million barrels of crude oil processing were lost in the first quarter of 2011 due to this incident.

        Our Coffeyville refinery also experienced a small fire at its continuous catalyst reformer (the "CCR") in May 2011, which led to reduced crude oil throughput for the second quarter of 2011. Repair costs, net of the insurance receivable, recorded for the year ended December 31, 2011 were approximately $2.5 million. The interruption adversely impacted the production of refined products for the second quarter of 2011.

        Our Wynnewood refinery experienced an unplanned maintenance event upon turnover of the facility to CVR Energy. Operating deficiencies associated with the fluidized catalytic cracking unit required a 27-day outage to repair damage to the unit at a cost of $1.7 million. The outage required cutting our crude rate during the fourth quarter of 2011.

        On September 28, 2012, our Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected and there was no evidence of environmental impacts. We have completed an internal investigation of the incident and continue to cooperate with OSHA and ODL investigations.

Agreements with Affiliates

        In connection with the initial public offering of CVR Energy and the transfer of the nitrogen fertilizer business to CVR Partners in October 2007, CVR Energy and its subsidiaries entered into a number of agreements with CVR Partners and its subsidiary that govern the business relations among CVR Partners, CVR Energy and their subsidiaries and affiliates, and the general partner of CVR Partners. In connection with CVR Partners' initial public offering, CVR Energy, directly or through its subsidiaries, amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Partners. In connection with our Initial Public Offering, some of the subsidiaries party to these agreements became subsidiaries of CVR Refining.

        These intercompany agreements include (i) the pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners; (v) a cross-easement agreement, which grants easements to both parties for operational facilities, pipelines, equipment, access, and water rights; and (vi) an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville refinery and the nitrogen fertilizer plant. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

        In connection with the Initial Public Offering, we entered into a number of agreements with CVR Energy, including (i) a $150.0 million intercompany credit facility between CRLLC and us and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

        In August 2012, CRRM and Vitol entered into the Vitol Agreement. The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended. Under the agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk.The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014. Following the initial term, the Vitol Agreement will automatically renew for successive one-year terms unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the initial term or any renewal term. Notwithstanding the foregoing, we have an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

Factors Affecting Comparability

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

  Wynnewood Acquisition

        On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital. The assets acquired include the 70,000 bpd refinery in Wynnewood and approximately 2.0 million barrels of storage tanks. The financial results of WEC have been included in our results of business since the date of the Wynnewood Acquisition.

  New and Refinanced Indebtedness

        ABL Credit Facility.    On February 22, 2011, CRLLC and certain of its subsidiaries entered into a $250.0 million asset-backed revolving credit agreement (the "ABL credit facility"). The ABL credit facility replaced an earlier first priority credit facility. As a result of the termination of the first priority credit facility, a portion of our previously deferred financing costs of approximately $1.9 million were written off. This expense is reflected on the Combined Statement of Operations as a loss on extinguishment of debt for the year ended December 31, 2011. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase availability under the ABL credit facility by an additional $150.0 million. In connection with entering into and then expanding the ABL credit facility, approximately $9.9 million of fees were incurred that were deferred and are to be amortized over the term of the credit facility on a straight-line basis. As the ABL credit facility was maintained for the benefit of our operations, all fees and borrowings under the facility have been allocated to us in our consolidated and combined financial statements.

        On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent.

        The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility replaced the ABL credit facility described above. As a result of the amendment and restatement of the ABL credit facility, CRLLC expensed a portion of our previously deferred financing costs of approximately $4.1 million. This expense is reflected on the Combined Statement of Operations as a loss on extinguishment of debt for the year ended December 31, 2012. In connection with the Amended and Restated ABL Credit Facility, we also incurred approximately $2.1 million of fees that were deferred and are to be amortized over the term of the Amended and Restated ABL Credit Facility on a straight-line basis.

        Notes.    In April 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance, Inc. ("Coffeyville Finance") issued $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). The proceeds from the sale of the Old Notes were used to pay off $453.0 million of term loans as described below under "— First Priority Credit Facility." As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us in our consolidated and combined financial statements.

        In December 2010, CRLLC made a voluntary unscheduled payment of $27.5 million on the First Lien Notes, resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million, which was recognized as a loss on extinguishment of debt in our Combined Statements of Operations.

        On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million of First Lien Notes to partially fund the Wynnewood Acquisition. Financing and other third-party costs incurred at the time of $6.0 million were deferred to be amortized over the remaining term of the First Lien Notes. In connection with the Wynnewood Acquisition, in November 2011, CRLLC received a commitment for a one year bridge loan, which remained undrawn and was terminated as a result of the issuance of the First Lien Notes. Fees and other third-party costs related to the bridge commitment totaling $3.9 million were expensed in December 2011. CRLLC also recognized approximately $0.1 million of third-party costs at the time the First Lien Notes were issued. Other financing and third-party costs incurred at the time were deferred to be amortized over the remaining term of the First Lien Notes. The premiums paid, previously deferred financing costs subject to write-off and immediately recognized third party expenses are reflected as a loss on extinguishment of debt in the Combined Statements of Operations.

        On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. Refining LLC and Coffeyville Finance used a portion of the remaining net proceeds from the 2022 Notes offering to fund a the redemption of the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

        Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Combined Statement of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of the unamortized original issuance premium of $6.3 million.

        First Priority Credit Facility.    In December 2006, CRLLC entered into a credit facility (the "first priority credit facility") consisting of $775.0 million of tranche D term loans (the "tranche D term loans") a $150.0 million revolving credit facility and a $150.0 million first priority funded letter of credit in support of a cash flow swap. The first priority credit facility was repaid in full in connection with the issuance of the Old Notes in April 2010. Costs associated with the first priority credit facility have been allocated to us as the debt was incurred for our benefit.

        In January 2010, CRLLC made a voluntary unscheduled principal payment of $20.0 million on the tranche D term loans. In addition, it made a second voluntary unscheduled principal payment of $5.0 million in February 2010, reducing the tranche D term loans' outstanding principal balance to $453.3 million. In connection with these voluntary prepayments, a 2.0% premium totaling $0.5 million was paid to the lenders of the first priority credit facility. The proceeds from the issuance of the Old Notes in April 2010 were used to pay off the remaining $453.0 million term loans.

        On March 12, 2010, CRLLC entered into a fourth amendment to the first priority credit facility. In connection with this amendment, it incurred lender fees of approximately $4.5 million. These fees were recorded as deferred financing costs in the first quarter of 2010. In addition, CRLLC incurred third-party costs of approximately $1.5 million primarily consisting of administrative and legal costs. Of the third-party costs incurred approximately $1.1 million were expensed in 2010 and the remaining $0.4 million was recorded as additional deferred financing costs.

        In April 2010, upon issuance of the Old Notes and repayment of the first priority credit facility, previously deferred financing costs totaling approximately $5.4 million associated with the first priority credit facility term debt were written off at that time. In connection with the payoff, CRLLC paid a 2.0% premium totaling approximately $9.1 million.

  Share-Based Compensation

        Certain of our employees and employees of CVR Energy who perform services for us participate in equity compensation plans of CVR Energy and its affiliates. Accordingly, we have been allocated and have recorded share-based compensation expense related to these plans. Through CVR Energy's Long-Term Incentive Plan (the "CVR Energy LTIP"), equity compensation awards may be awarded to CVR Energy's employees, officers, consultants, advisors and directors including, but not limited to, shares of non-vested common stock. Prior to the acquisition by affiliates of Icahn Enterprises and the related change of control described above, restricted shares, when granted, were valued at the closing market price of CVR Energy's common stock at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock.

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation of approximately $6.3 million was incurred to revalue the awards upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. For the year ended December 31, 2012, 2011 and 2010, we were allocated compensation expense of $18.5 million, $3.3 million and $0.5 million, respectively, related to non-vested share-based compensation awards issued through the CVR Energy LTIP.

        CRLLC had two Phantom Unit Appreciation Plans (the "Phantom Unit Plans"), whereby directors, employees, and service providers had been eligible to be awarded phantom points at the discretion of the board of directors of CVR Energy or its compensation committee. The Phantom Unit Plans provided for two classes of interests: phantom service points and phantom performance points (collectively referred to as "phantom points"). The phantom points represented a contractual right to receive a payment when payment was made in respect of certain profits interests in the entities through which our former sponsors held their equity interests in CVR Energy, as applicable. CRLLC accounted for awards under the Phantom Unit Plans as liability based awards. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation, the expense associated with these awards was based on the current fair value of the awards which was derived from a probability-weighted expected return method. The Phantom Unit Plans were terminated in December 2012.

        For the years ended December 31, 2011 and 2010, we were allocated compensation expense of $5.6 million and $11.0 million, respectively, as a result of the phantom and certain override unit share-based compensation awards issued in connection with CVR Energy's initial public offering. Due to the divestiture of all ownership of CVR Energy by its former sponsors in 2011, there was no further share-based compensation expense associated with override units subsequent to 2011.

  Commodity Swaps

        Beginning in September 2011, CRLLC entered into commodity swap contracts on our behalf with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated and Combined Balance Sheets with changes in fair value currently recognized in the Combined Statements of Operations. At December 31, 2012 and 2011, we had open commodity hedging instruments consisting of 23.3 million and 13.0 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. None of these swap contracts were designated as cash flow hedges, and all changes in fair market value will be reported in earnings in the period in which the value change occurs. For the years ended December 31, 2012 and 2011, we recognized a realized loss of $126.6 million and $0, respectively, and an unrealized loss of $147.3 million and an unrealized gain of $80.4 million, respectively.

  Turnaround Projects

        Turnaround projects are a required standard procedure that involves the shut down and inspection of major process units in order to refurbish, repair and maintain the plant assets. These major maintenance projects occur every four to five years for our refineries.

        The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The Coffeyville refinery has incurred costs of approximately $21.2 million, $66.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the 2011/2012 turnaround.

        The Wynnewood refinery completed a turnaround in the fourth quarter of 2012. We incurred costs of approximately $102.5 million for the year ended December 31, 2012 associated with the Wynnewood refinery's turnaround. The downtime associated with this turnaround significantly impacted our results of operations for the fourth quarter of 2012. Costs associated with turnaround projects are recorded in direct operating expense (exclusive of depreciation and amortization) on the Combined Statements of Operations.

  Publicly Traded Partnership Expenses

        Our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, board of directors' fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will be approximately $5.0 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing.

Results of Operations

        The following discussion of our results of operations is based on the historical operations of the petroleum refining and related logistics business of CVR Energy, including the operations of both the Coffeyville and Wynnewood refineries, each of which was contributed to us on December 31, 2012. For the year ended December 31, 2011, the Wynnewood results are included from the post-acquisition period beginning December 16, 2011.

        Net sales consist principally of sales of refined fuel, and are mainly affected by crude oil and refined product prices, changes to the input mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, versus lower value finished products, such as pet coke.

        Industry-wide petroleum results are driven and measured by the relationship, or margin, between refined products and the prices for crude oil referred to as crack spreads. See " — Factors Affecting Our Results of Operations." We discuss our results of petroleum operations in the context of per barrel consumed crack spreads and the relationship between net sales and cost of product sold. Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization).

        Refining margin is a non-GAAP measure that management believes is important to investors in evaluating our refineries' performance as a general indication of the amount above our cost of product sold (exclusive of depreciation and amortization) that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold exclusive of depreciation and amortization) can be derived directly from our Combined Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Financial Results
Net sales	$8,281.7	$4,752.8	$3,905.6
Cost of product sold(1)	6,667.5	3,927.6	3,539.8
Direct operating expenses(1)(2)	302.8	181.3	151.9
Major scheduled turnaround expenses	123.7	66.4	1.2
Selling, general and administrative expense(1)(2)	86.2	51.0	43.1
Depreciation and amortization	107.6	69.8	66.4

Operating income	$993.9	$456.7	$103.2
Interest expense and other financing costs	(76.2)	(53.0)	(49.7)
Realized loss on derivatives, net	(137.6)	(7.2)	(2.1)
Unrealized gain (loss) on derivatives, net	(148.0)	85.3	0.6
Loss on extinguishment of debt	(37.5)	(2.1)	(16.6)
Other income, net	0.7	0.6	2.8

Net Income	$595.3	$480.3	$38.2
Gross profit(4)	1,080.1	507.7	146.3
Refining margin(5)	1,614.2	825.2	365.8
Adjusted EBITDA(6)	1,176.2	577.3	152.6

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$153.1	$2.7	$2.3
Working capital	382.6	384.7	138.7
Total assets	2,258.5	2,262.4	1,072.8
Total debt, including current portion	773.2	729.9	469.0
Total partners' capital/ divisional equity	980.8	1,018.6	418.8

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash Flow Data
Net cash flow provided by (used in)
Operating activities	$917.3	$352.7	$167.0
Investing activities	(119.8)	(655.9)	(21.1)
Financing activities	(647.1)	303.6	(146.3)
Capital expenditures for property, plant and equipment	120.2	68.8	21.2

	Year Ended December 31,
	2012	2011	2010
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(5)	$26.04	$21.80	$8.84
Gross profit(4)	17.42	13.41	3.54
Direct operating expenses(1)(3)	6.88	6.54	3.70
Direct operating expenses per barrel sold(1)(7)	6.26	6.38	3.30
Barrels sold (barrels per day)	186,035	106,397	127,142

	Year Ended December 31,
	2012		2011		2010
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	130,414	72.4	83,538	76.7	89,746	72.5
Medium	21,334	11.8	1,704	1.6	8,180	6.6
Heavy sour	17,608	9.8	18,460	16.9	15,439	12.5

Total crude oil throughput	169,356	94.0	103,702	95.2	113,365	91.6
Feedstocks and blendstocks	10,791	6.0	5,231	4.8	10,350	8.4

Total throughput	180,147	100.0	108,933	100.0	123,715	100.0
Production:
Gasoline	89,787	49.9	48,486	44.3	61,136	49.1
Distillate	72,804	40.6	45,535	41.6	50,439	40.5
Other (excluding internally produced fuel)	17,262	9.5	15,385	14.1	12,978	10.4

Total refining production (excluding internally produced fuel)	179,853	100.0	109,406	100.0	124,553	100.0
Average product sale price (dollars per gallon):
Gasoline		$2.86		$2.82		$2.10
Distillate		$3.08		$3.03		$2.20

	Year Ended December 31,
	2012	2011	2010
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$94.15	$95.11	$79.61
Crude Oil Differentials:
WTI less WTS (light/medium sour)	5.40	2.06	2.15
WTI less WCS (heavy sour)	22.53	16.54	15.07
NYMEX Crack Spreads:
Gasoline	28.55	23.54	9.62
Heating Oil	32.94	29.12	10.53
NYMEX 2-1-1 Crack Spread	30.75	26.33	10.07
PADD II Group 3 Product Basis:
Gasoline	(3.11)	(1.09)	(1.49)
Ultra-Low Sulfur Diesel	2.17	1.98	1.35
PADD II Group 3 Product Crack Spread:
Gasoline	25.45	22.44	8.13
Ultra-Low Sulfur Diesel	35.11	31.10	11.88
PADD II Group 3 2-1-1	30.28	26.77	10.01

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 are shown exclusive of depreciation and amortization and is comprised of the following components:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Depreciation and amortization excluded from cost of product sold	$3.6	$2.4	$2.8
Depreciation and amortization excluded from direct operating expenses	103.5	67.2	63.4
Depreciation and amortization excluded from selling, general and administrative expense	0.5	0.2	0.2

Total depreciation and amortization	$107.6	$69.8	$66.4

(2)
Our direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. We are not responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy. See " — Critical Accounting Policies — Shared-Based Compensation." The charges for allocated share-based compensation were:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Direct operating expenses	$1.5	$1.1	$0.8
Selling, general and administrative expenses	17.0	7.8	10.7

Total	$18.5	$8.9	$11.5

(3)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divided by the applicable number of crude oil throughput barrels for the period.

(4)
In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(5)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Combined Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(6)
EBITDA and Adjusted EBITDA. EBITDA represents net income before income tax expense, interest expense and other financing costs and depreciation and amortization. Management believes that EBITDA provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in review of our overall financial, operational and economic performance. Adjusted EBITDA represents EBITDA adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, loss on disposition of fixed assets, unrealized (gain) loss on derivatives, net, loss on extinguishment of debt and expenses associated with the Gary-Williams acquisition. Management believes that adjusted EBITDA provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(unaudited)
Net income	$595.3	$480.3	$38.2
Add:
Interest expense and other financing costs	76.2	53.0	49.7
Income tax expense	—	—	—
Depreciation and amortization	107.6	69.8	66.4

EBITDA	$779.1	$603.1	$154.3
Add:
FIFO impacts (favorable), unfavorable(a)	58.4	(25.6)	(31.7)
Share-based compensation	18.5	8.9	11.5
Loss on disposition of assets	—	2.5	1.3
Loss on extinguishment of debt	37.5	2.1	16.6
Wynnewood acquisition transaction fees and integration expenses	11.0	5.2	—
Major scheduled turnaround expenses	123.7	66.4	1.2
Unrealized (gain) loss on derivatives	148.0	(85.3)	(0.6)

Adjusted EBITDA	$1,176.2	$577.3	$152.6

(a)
FIFO is our basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.
(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$5,632.9	$4,643.9	$3,901.5
Cost of product sold (exclusive of depreciation and amortization)	4,506.5	3,823.5	3,538.4
Direct operating expenses (exclusive of depreciation and amortization)	189.1	177.1	151.9
Major scheduled turnaround expenses	21.2	66.4	1.2
Depreciation and amortization	69.6	66.0	63.6

Gross profit	$846.5	$510.9	$146.4
Plus:
Direct operating expenses and major scheduled turnaround expenses	210.3	243.5	153.1
Depreciation and amortization	69.6	66.0	63.6

Refining margin	$1,126.4	$820.4	$363.1

	Year Ended December 31,
	2012	2011	2010
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$26.81	$22.34	$8.78
Gross profit	20.15	13.91	3.54
Direct operating expenses	5.01	6.63	3.70
Direct operating expenses per barrel sold	4.52	6.45	3.30
Barrels sold (barrels per day)	127,122	103,430	127,142

	Year Ended December 31,
	2012		2011		2010
		%		%		%
Coffeyville Refining Throughput and Production Data (bpd)
Throughput:
Sweet	91,580	74.3	80,835	76.5	89,746	72.5
Medium	5,601	4.6	1,323	1.3	8,180	6.6
Heavy sour	17,608	14.3	18,460	17.5	15,439	12.5

Total crude oil throughput	114,789	93.2	100,618	95.3	113,365	91.6
Feedstocks and blendstocks	8,412	6.8	4,921	4.7	10,350	8.4

Total throughput	123,201	100.0	105,539	100.0	123,715	100.0
Production:
Gasoline	61,998	49.6	46,707	44.0	61,136	49.1
Distillate	52,429	41.9	44,414	41.9	50,439	40.5
Other (excluding internally produced fuel)	10,629	8.5	15,000	14.1	12,978	10.4

Total refining production (excluding internally produced fuel)	125,056	100.0	106,121	100.0	124,553	100.0

Year Ended December 31, 2012
(in millions)
Wynnewood Refinery Financial Results
Net sales	$2,647.1
Cost of product sold (exclusive of depreciation and amortization)	2,160.9
Direct operating expenses (exclusive of depreciation and amortization)	113.7
Major scheduled turnaround expenses	102.5
Depreciation and amortization	34.5

Gross profit	$235.5
Plus:
Direct operating expenses and major scheduled turnaround expenses	216.2
Depreciation and amortization	34.5

Refining margin	$486.2

Year Ended December 31, 2012
(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$24.34
Gross profit	11.79
Direct operating expenses	10.83
Direct operating expenses per barrel sold	9.76
Barrels sold (barrels per day)	60,496

	Year Ended December 31,
	2012
		%
Wynnewood Refining Throughput and Production Data (bpd)
Throughput:
Sweet	38,834	68.2
Medium	15,733	27.6
Heavy sour	—	—

Total crude oil throughput	54,567	95.8
Feedstocks and blendstocks	2,379	4.2

Total throughput	56,946	100.0
Production:
Gasoline	27,789	50.6
Distillate	20,375	37.2
Other (excluding internally produced fuel)	6,633	12.2

Total refining production (excluding internally produced fuel)	54,797	100.0

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Net sales were $8,281.7 million for the year ended December 31, 2012, compared to $4,752.8 million for the year ended December 31, 2011. The increase of $3,528.9 million was the result of significantly higher overall sales volume and higher product prices. The higher sales volume is due to the inclusion of a full year of sales for the Wynnewood refinery for the year ended December 31, 2012. The average sales price per gallon for the year ended December 31, 2012 for gasoline of $2.86 and distillate of $3.08 increased by approximately 1.5% and 1.8%, respectively, as compared to the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
									Volume Variance	Price Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	35.6	$120.14	$4,283.1	19.7	$118.38	$2,337.7	15.9	$1,945.4	$1,882.3	$63.1
Distillate	27.5	$129.51	$3,563.9	16.6	$127.27	$2,115.3	10.9	$1,448.6	$1,387.1	$61.5

(1)
Barrels in millions

(2)
Sales dollars in million

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $6,667.5 million for the year ended December 31, 2012, compared to $3,927.6 million for the year ended December 31, 2011. The increase of $2,739.9 million was primarily the result of an increase in crude oil throughputs. The increase in crude oil throughputs is due to the inclusion of a full year of consumption at the Wynnewood refinery. Sales volume of refined fuels increased by approximately 75.9%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2012, the petroleum business had an unfavorable FIFO inventory impact of $58.4 million compared to a favorable FIFO inventory impact of $25.6 million for the year ended December 31, 2011.

        Refining margin per barrel of crude oil throughput increased to $26.04 for the year ended December 31, 2012 from $21.80 for the year ended December 31, 2011. Refining margin adjusted for FIFO impact was $26.98 per barrel of crude oil throughput for the year ended December 31, 2012, as compared to $21.12 per crude oil throughput barrel for the year ended December 31, 2011. Gross profit per barrel increased to $17.42 for the year ended December 31, 2012 as compared to gross profit per barrel of $13.41 in the equivalent period in 2011. The increase in the petroleum business' refining margin per barrel was due to an increase in the average sales prices of its produced gasoline and distillates and a decrease in its cost of consumed crude oil. The petroleum business' average sales price of gasoline increased approximately 1.5% and its average sales price for distillates increased approximately 1.8% for the year ended December 31, 2012 over the comparable period of 2011. Consumed crude oil costs decreased due primarily to a 1.0% decrease in WTI for the year ended December 31, 2012 over the year ended December 31, 2011.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $426.5 million for the year ended December 31, 2012, compared to $247.7 million for the year ended December 31, 2011. The increase of $178.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of a full year of expenses for the Wynnewood refinery ($212.0 million), which was partially offset by a decrease at the Coffeyville refinery of $33.2 million. The $212.0 million of expense at the Wynnewood refinery included $102.5 million for major schedule turnaround expense. The decrease at the Coffeyville refinery is primarily related to decreases in turnaround expense ($45.2 million), environmental compliance ($3.0 million) and flood related costs ($2.4 million). Decreases in direct operating expenses at the

Coffeyville refinery were partially offset by increases related to insurance ($4.1 million), catalyst and chemicals ($4.2 million), energy and utility costs ($4.5 million), labor ($2.5 million) operating supplies ($1.2 million) and other operating expenses ($0.9 million). Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2012 increased to $6.88 per barrel as compared to $6.54 per barrel for the year ended December 31, 2011.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $86.2 million for the year ended December 31, 2012 as compared to $51.0 million for the year ended December 31, 2011. This $35.2 million increase in selling, general and administrative expenses over the comparable period was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to the Wynnewood Acquisition, overall higher costs associated with the Wynnewood Acquisition and increased share-based compensation expense.

        Operating Income.    Operating income was $993.9 million for the year ended December 31, 2012 as compared to operating income of $456.7 million for the year ended December 31, 2011. This increase of $537.2 million was the result of an increase in the refining margin ($789.0 million) and the inclusion of a full year of refining margin related to Wynnewood. The increase in refining margin was partially offset by an increase in direct operating expenses ($178.8 million), an increase in depreciation and amortization ($37.8 million) and an increase in selling, general and administrative expenses ($35.2 million). The increase in depreciation and amortization was primarily the result of a full year of expense for the Wynnewood refinery.

        Interest Expense.    Interest expense for the year ended December 31, 2012 was $76.2 million as compared to interest expense of $53.0 million for the year ended December 31, 2011. This $23.2 million increase resulted primarily from higher interest cost due to the additional $200.0 million of First Lien Notes issued in conjunction with the acquisition of WEC in December 2011 prior to their extinguishment in the fourth quarter of 2012, the $500.0 million of 2022 Notes issued in October 2012, along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Old Notes and 2022 Notes.

        Realized Gain (Loss) on Derivatives, net.    For the year ended December 31, 2012, we recorded a $137.6 million realized loss on derivatives compared to a $7.2 million realized loss on derivatives for the year ended December 31, 2011. The change was primarily attributable to realized losses on our commodity swaps. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2012.

        Unrealized Gain (Loss) on Derivatives, net.    For the year ended December 31, 2012, we recorded a $148.0 million unrealized loss on derivatives compared to an $85.3 million unrealized gain on derivatives for the year ended December 31, 2011. The change was primarily attributable to larger unrealized losses on our commodity swaps. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2012.

        Loss on Extinguishment of Debt.    For the year ended December 31, 2012, we incurred a $37.5 million loss on extinguishment of debt compared to $2.1 million for the year ended December 31, 2011. The increase in the loss on the extinguishment of debt was primarily the result of the extinguishment of the First Lien Notes, which resulted in a loss of $33.4 million as a result of the write-off of previously deferred financing costs and the unamortized original issuance premium, as well as premiums paid to tender and redeem the notes. The increase was also due to the write-off of deferred financing costs of $4.1 million associated with the amendment of the ABL credit facility in the fourth quarter of 2012.

        Net Income.    For the year ended December 31, 2012, net income was $595.3 million as compared to net income of $480.3 million for the year ended December 31, 2011, an increase of $115.0 million.

  Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 (Including Wynnewood Refinery Beginning on December 16, 2011)

        Net Sales.    Net sales were $4,752.8 million for the year ended December 31, 2011, compared to $3,905.6 million for the year ended December 31, 2010. The increase of $847.2 million was primarily the result of higher product prices which were partially offset by lower overall sales volumes. Overall sales volumes of refined fuels and propane decreased 11.5%. The lower overall sales volumes were primarily the result of the major maintenance turnaround at our Coffeyville refinery in the fall of 2011. Our average sales price per gallon of $2.82 for gasoline and $3.03 for distillates increased by 33.9% and 38.0%, respectively, as compared to the year ended December 31, 2010.

				Year Ended December 31, 2010
	Year Ended December 31, 2011						Total Variance
					$ per barrel				Volume Variance	Price Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)		Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	19.7	$118.37	$2,337.7	23.1	$88.38	$2,038.2	(3.4)	$299.5	$(292.7)	$592.2
Distillate	16.6	$127.27	$2,115.3	18.6	$92.22	$1,718.3	(2.0)	$397.0	$(185.6)	$582.6

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $3,927.6 million for the year ended December 31, 2011, compared to $3,539.8 million for the year ended December 31, 2010. The increase of $387.8 million was primarily the result of a significant increase in crude oil prices. Our average cost per barrel of crude oil consumed for the year ended December 31, 2011 was $92.09, compared to $76.13 for the year ended December 31, 2010, an increase of approximately 21.0%. Partially offsetting the rise in crude oil consumed cost was the decrease of sales of refined fuels by approximately 11.5%. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. For the year ended December 31, 2011, we had a favorable FIFO impact of $25.6 million compared to a favorable FIFO impact of $31.7 million for the year ended December 31, 2010.

        Refining margin per barrel of crude oil throughput increased from $8.84 for the year ended December 31, 2010 to $21.80 for the year ended December 31, 2011. Refining margin adjusted for FIFO impact was $21.12 per barrel of crude oil throughput for the year ended December 31, 2011, as compared to $8.07 per crude oil throughput barrel for the year ended December 31, 2010. Gross profit per barrel increased to $13.41 for the year ended December 31, 2011, as compared to gross profit per barrel of $3.54 in the comparable period in 2010. The increase in our refining margin per barrel was due to an increase in the average sales prices of our produced gasoline and distillates, which was greater than the increase in our cost of consumed crude oil. Our average sales price for gasoline increased approximately 33.9% and our average sales price for distillates increased approximately 38.0%. Consumed crude oil costs rose due to a 19.5% increase in WTI for the year ended December 31, 2011 over the year ended December 31, 2010.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $247.7 million for the year ended December 31, 2011, compared to $153.1 million for the year ended December 31, 2010. The increase of $94.6 million was the result of increases in expenses primarily related with turnaround maintenance ($66.4 million), environmental compliance ($7.8 million), repairs and maintenance ($6.4 million), labor ($6.2 million), outside services ($2.5 million), catalyst and chemicals ($2.4 million), operating supplies ($2.2 million), rent ($1.3 million) and other direct operating expenses ($0.6 million). On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2011 increased to $6.54 per barrel as compared to $3.70 per barrel for the year ended December 31, 2010, principally due to the net dollar increase in expenses from year to year as detailed above.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $51.0 million for the year ended December 31, 2011 as compared to $43.1 million for the year ended December 31, 2009. This $7.9 million increase in selling, general and administrative expenses over the comparable period was primarily the result of higher payroll-related costs due to growth in staff and integration costs related to the Wynnewood Acquisition, offset in part by lower share-based compensation expenses resulting from the change in the composition of long-term incentive plans.

        Operating Income.    Operating income was $456.7 million for the year ended December 31, 2011 as compared to operating income of $103.2 million for the year ended December 31, 2010. This increase of $353.5 million was primarily the result of an increase in refining margin ($459.4 million), partially offset by an increase in direct operating expenses ($94.6 million), an increase in depreciation and amortization ($3.4 million) and an increase in selling, general and administrative expense ($7.9 million).

        Interest Expense.    Interest expense for the year ended December 31, 2011 was $53.0 million as compared to interest expense of $49.7 million for the year ended December 31, 2010. This $3.3 million increase resulted primarily from higher interest cost by having a full year of interest on the $500.0 million of Old Notes issued in April 2010 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Old Notes.

        Realized Gain (Loss) on Derivatives, net.    For the year ended December 31, 2011, we recorded a $7.2 million realized loss on derivatives compared to a $2.1 million realized loss on derivatives for the year ended December 31, 2010. The change was primarily attributable to realized losses on our commodity swaps.

        Unrealized Gain (Loss) on Derivatives, net.    For the year ended December 31, 2011, we recorded an $85.3 million unrealized gain on derivatives compared to a $0.6 million unrealized gain on derivatives for the year ended December 31, 2010. The change was primarily attributable to larger unrealized gains on our commodity swaps. We entered into several over-the-counter commodity swaps to fix the margin of a portion of future gasoline and distillate production beginning in the fourth quarter of 2011.

        Loss on Extinguishment of Debt.    For the year ended December 31, 2011, we recorded a $2.1 million loss on extinguishment of debt compared to $16.6 million for the year ended December 31, 2010. This decrease in the loss on extinguishment of debt was primarily the result of a 2.0% premium paid in connection with unscheduled prepayments and payoff of the tranche D term loan in 2010, which contributed $9.6 million to the loss on extinguishment of debt. Additionally, $5.4 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs associated with the payoff of the tranche D term loan. Concurrent with the issuance of the Old Notes, $0.1 million of third-party costs were immediately expensed. In December 2010, CRLLC made a voluntary unscheduled principal payment on the Old Notes, resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling $1.6 million.

        Net Income.    For the year ended December 31, 2011, net income was $480.3 million as compared to net income of $38.2 million for the year ended December 31, 2010, an increase of $442.1 million.

Liquidity and Capital Resources

        Our future principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below. CRLLC historically used a centralized approach to cash management and provided cash as needed to support our operations and has retained excess cash earned by our operations. As a result, amounts owed to or from CRLLC in our historical combined financial statements have been reflected as a component of divisional equity prior to CRLLC's contribution of the petroleum business to us on December 31, 2012. We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $150.0 million senior unsecured revolving credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months, including the continued integration of the Wynnewood refinery. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Please read "— Capital Spending" for a further discussion of the impact on liquidity.

        Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders, beginning with the quarter ending March 31, 2013. For the quarter ended March 31, 2013, available cash will be adjusted to exclude the period from January 1, 2013 through January 22, 2013, the period prior to our Initial Public Offering. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance our growth externally, the growth in our business, and our liquidity, may be negatively impacted.

  Cash Balance and Other Liquidity

        As of December 31, 2012, we had cash and cash equivalents of $153.1 million. Working capital at December 31, 2012 was $382.6 million, consisting of $885.4 million in current assets and $502.8 million in current liabilities. Working capital at December 31, 2011 was $384.7 million, consisting of $896.9 million in current assets and $512.2 million in current liabilities.

        The Amended and Restated ABL Credit Facility provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swing line loans and 90% of the total facility commitment for letters of credit.

        As of March 11, 2013, we had $372.1 million available under the Amended and Restated ABL Credit Facility and had cash and cash equivalents of approximately $563.9 million.

  Borrowing Activities

        2022 Notes.    On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. The remaining proceeds from the offering were used to fund a completed and settled redemption of the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

        Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Combined Statement of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of the unamortized original issuance premium of $6.3 million.

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and will be amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2012, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

        The 2022 Notes were issued at 100% of their principal amount pursuant to an indenture (the "New Indenture"), dated October 23, 2012, among Refining LLC and Coffeyville Finance, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Notes were fully and unconditionally guaranteed by CRLLC and substantially all of Refining LLC's subsidiaries (the "Guarantors"). CRLLC was released as a guarantor in connection with the closing of the Initial Public Offering on January 23, 2013, and CVR Refining subsequently became a guarantor. The obligations under the 2022 Notes and the related guarantees were initially secured by liens on substantially all of the assets of the issuers and the guarantors. The security interests were released upon the satisfaction and discharge of the indenture governing the outstanding Second Lien Notes in connection with the closing of the Initial Public Offering.

        The 2022 Notes bear interest at a rate of 6.5% per annum and mature on November 1, 2022, unless earlier redeemed or repurchased. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

        We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2019 and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest.

        Prior to November 1, 2015, up to 35% of the 2022 Notes may be redeemed with the proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount thereof, plus any accrued and unpaid interest. Prior to November 1, 2017, some or all of the 2022 Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest.

        In the event of a "change of control," the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (2) liquidation or dissolution of Refining LLC, or (3) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the voting stock of Refining LLC.

        The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

        The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture.

        Amended and Restated Asset Backed (ABL) Credit Facility.    On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC's ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC's position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the Initial Public Offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The borrowing-base components, advance rates, prepayment provisions, collateral provisions, affirmative covenants and negative covenants in the Amended and Restated ABL Credit Facility are substantially similar to the corresponding provisions in the ABL credit facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and will be used for working capital and other general corporate purposes (including permitted acquisitions).

        Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. We will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

        In connection with the entering into the Amended and Restated ABL Credit Facility, the Credit Parties and Wells Fargo, as collateral agent for the secured parties in respect of the Amended and Restated ABL Credit Facility, entered into an ABL pledge and security agreement (the "Amended and Restated ABL Security Agreement").

        Under its terms, the lenders under the Amended and Restated ABL Credit Facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in the ABL Priority Collateral (as defined in the ABL Intercreditor Agreement) and a second priority lien (subject to certain customary exceptions) and security interest in the Note Priority Collateral (as defined in the ABL Intercreditor Agreement).

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2012.

        Intercompany Credit Facility.    On January 23, 2013, prior to the closing of the Initial Public Offering, we entered into a new $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

        The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements.

        In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default of other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests.

        Old Notes.    On April 6, 2010, CRLLC and Coffeyville Finance completed a private offering of $275.0 million aggregate principal amount of the First Lien Notes and $225.0 million aggregate principal amount of the Second Lien Notes. The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, the issuers made a voluntary unscheduled principal payment of $27.5 million on the First Lien Notes. As a result of this payment, the issuers were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to CRLLC's previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. On May 16, 2011, the issuers repurchased $2.7 million of the First Lien Notes at a purchase price of 103% of the outstanding principal amount. On December 15, 2011, the issuers issued an additional $200.0 million aggregate principal amount of First Lien Notes to partially fund the Wynnewood Acquisition. The additional First Lien Notes were issued at 105% of their principal amount. As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us. On October 23, 2012, we repurchased approximately $323.0 million of the First Lien Notes pursuant to a tender offer and we redeemed the remaining $124.1 million of outstanding First Lien Notes on November 23, 2012, as discussed above. As of December 31, 2012, the outstanding Second Lien Notes had an aggregate principal balance of $222.8 million and a net carrying value of $220.9 million, respectively. On January 23, 2013, we used a portion of the proceeds from the Initial Public Offering, to satisfy and discharge the indenture governing the Second Lien Notes.

  Capital Spending

        We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred.

        The following table summarizes our total actual capital expenditures for 2012 and current estimated capital expenditures in 2013 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2012 Actual	2013 Estimate
	(in millions)
Coffeyville refinery:
Maintenance	$40.4	$81.7
Growth	2.0	14.3

Coffeyville refinery total capital (excluding turnaround expenditures)	42.4	96.0
Wynnewood refinery
Maintenance	51.6	96.2
Growth	0.8	19.9

Wynnewood refinery total capital (excluding turnaround expenditures)	52.4	116.1
Other Petroleum:
Maintenance	6.4	6.3
Growth	19.0	13.3

Other petroleum total capital (excluding turnaround expenditures)	25.4	19.6

Total capital (excluding turnaround expenditures)	120.2	231.7

Major scheduled turnaround expense	123.7	—

Total capital spending (including major scheduled turnaround expense)	$243.9	$231.7

        During the first quarter of 2012, the Coffeyville refinery completed the second phase of a two-phase turnaround. The first phase was completed during the fourth quarter of 2011. We incurred costs of approximately $21.2 million, $66.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the 2011/2012 turnaround. The Wynnewood refinery began a turnaround in the fourth quarter of 2012 which was completed in December. We incurred costs of approximately $102.5 million for the year ended December 31, 2012 associated with the Wynnewood turnaround.

        Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries.

 Cash Flows

        The following table sets forth our combined cash flows for the periods indicated below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by (used in):
Operating activities	$917.3	$352.7	$167.0
Investing activities	(119.8)	(655.9)	(21.1)
Financing activities	(647.1)	303.6	(146.3)

Net increase (decrease) in cash and cash equivalents	$150.4	$0.4	$(0.4)

Years Ended December 31, 2012, 2011 and 2010

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

  Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities for the year ended December 31, 2012 were approximately $917.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $595.3 million of net income and non-cash adjustments for depreciation and amortization ($107.6 million) and unrealized loss on derivatives ($148.0 million). This positive net income was primarily due to the operating margins for the period. Unfavorable changes in trade working capital during 2012 were offset by favorable changes in other working capital. Trade working capital for the year ended December 31, 2012 resulted in a cash outflow of $17.8 million which was primarily attributable to the decrease in accounts payable of $101.3 million and an increase in accounts receivable of $30.4 million, which was partially offset by a decrease in inventories of $113.9 million. Other working capital activities resulted in net cash inflow of $19.9 million which was primarily related to a decrease in prepaid expenses and other current assets ($14.7 million) and an increase in other current liabilities ($4.3 million).

        Net cash flows provided by operating activities for the year ended December 31, 2011 were approximately $352.7 million. The positive cash flow from operating activities generated over this period was largely driven by operating income of $456.7 million, offset by unfavorable changes in trade working capital and other working capital. Trade working capital for the year ended December 31, 2011 resulted in a net cash outflow of approximately $105.2 million attributable to an increase in inventory of $172.0 million, offset by a decrease in accounts receivable of $59.7 million and an increase in accounts payable of $7.1 million. Other working capital activities resulted in a net cash outflow of approximately $25.4 million. This outflow was primarily driven by an increase in prepaid expenses and other current assets of $14.9 million and a decrease in other current liabilities of $6.9 million.

        Net cash flows provided by operating activities for the year ended December 31, 2010 were approximately $167.0 million. The positive cash flow from operating activities generated over this period was primarily driven by $103.2 million in operating income coupled with a favorable change in trade working capital. Trade working capital for the year ended December 31, 2010 resulted in a net cash inflow of approximately $33.1 million, primarily attributable to a decrease in inventory of $25.3 million and an increase accounts payable of $39.6 million, partially offset by an increase in accounts receivable of $31.8 million.

  Cash Flows Used In Investing Activities

        Net cash used in investing activities for the year ended December 31, 2012 was $119.8 million compared to $655.9 million for the year ended December 31, 2011. The decrease in cash used in investing activities was the result of $587.1 million cash consideration paid for the Wynnewood Acquisition during the year ended December 31, 2011. For the year ended December 31, 2012 compared to the year ended December 31, 2011, capital expenditures increased by $51.4 million. Significant capital expenditures for the year ended December 31, 2012 included construction of crude oil storage in Cushing, Oklahoma, projects at the Coffeyville refinery, and incremental spending at the Wynnewood refinery.

        Net cash used in investing activities for the year ended December 31, 2011 was $655.9 million compared to $21.1 million for the year ended December 31, 2010. The increase in investing activities was primarily the result of $587.1 million cash consideration paid for the Wynnewood Acquisition. In addition, capital expenditures increased by $47.7 million. Significant capital expenditures for the year ended December 31, 2011 included expenditures for the construction of crude oil storage in Cushing, Oklahoma and repairs and maintenance performed on various units at the Coffeyville refinery.

  Cash Flows Provided by (Used in) Financing Activities

        Net cash used in financing activities for the year ended December 31, 2012 was approximately $647.1 million compared to net cash provided by financing activities of $303.6 million for the year ended December 31, 2011. Prior to December 31, 2012, CRLLC provided cash as necessary to support our operations and retained excess cash earned by our operations. Cash received or paid by CRLLC on our behalf has been recorded as net contributions from or net distributions to parent as a component of divisional equity which are reflected as a financing activity in the Combined Statement of Cash Flows.

        The net cash used in financing activities for the year ended December 31, 2012 was primarily attributable to net distributions to parent of $651.6 million, payments of $478.7 million to extinguish the First Lien Notes, payment of financing costs of approximately $12.8 million and deferred costs associated with the Initial Public Offering of approximately $3.9 million. These cash uses were offset by the net proceeds received of $491.3 million from the issuance of the 2022 Notes. For the year ended December 31, 2012, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of December 31, 2012, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility.

        Net cash provided by financing activities for the year ended December 31, 2011 was approximately $303.6 million. The net cash provided by financing activities for the year ended December 31, 2011 was primarily attributable to $110.6 million in net contributions from CRLLC and the receipt of $206.0 million from the issuance of the additional First Lien Notes. These inflows from financing activities were offset by approximately $10.3 million of issuance costs paid during the period associated with the additional First Lien Notes. Additionally, we repurchased $2.7 million of the First Lien Notes in accordance with the terms of a tender offer.

        Net cash used in financing activities for the year ended December 31, 2010 was approximately $146.3 million. The net use of cash for the year ended December 31, 2010 included $116.3 million in net distributions to CRLLC. During 2010 approximately $479.5 million in long-term debt under the first priority credit facility was paid off. This payoff was made possible by the issuance of the Notes that resulted in net proceeds of $485.7 million. In addition, $8.8 million was paid for financing costs in connection with the fourth amendment to the first priority credit facility and issuance of the Notes. In December 2010, a principal payment of $27.5 million was made on the Notes.

 Contractual Obligations

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2012 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2012 and thereafter. As of December 31, 2012, there were no amounts outstanding under the Amended and Restated ABL Credit Facility. Subsequent to December 31, 2012, we redeemed all of the outstanding Second Lien Notes.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$722.8	$—	$—	$—	$—	$222.8	$500.0
Operating leases	7.8	2.8	2.2	1.4	1.0	0.2	0.2
Capital lease obligations(2)	52.3	1.1	1.3	1.4	1.6	1.8	45.1
Unconditional purchase obligations(3)	1,405.6	113.0	105.4	94.5	87.5	86.2	919.0
Environmental liabilities(4)	2.5	0.7	0.3	0.2	0.1	0.1	1.1
Interest payments(5)	435.2	57.5	56.7	56.7	56.7	45.0	162.6

Total	$2,626.2	$175.1	$165.9	$154.2	$146.9	$356.1	$1,628.0
Other Commercial Commitments
Standby letters of credit(6)	$27.7	$—	$—	$—	$—	$—	$—

(1)
Consists of the 2022 Notes and the Second Lien Notes outstanding on December 31, 2012. As discussed above, the indenture governing all of the outstanding Second Lien Notes was satisfied and discharged on January 23, 2013, with a combination of the proceeds of the Initial Public Offering and cash on hand. Accordingly, as of the date of this Report, our long-term debt consisted solely of $500.0 million aggregate principal amount of 2022 Notes.

(2)
The amount includes commitments under capital lease arrangements for equipment, and storage and terminal equipment associated with the Wynnewood Acquisition.

(3)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation and (b) approximately $1,007.8 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(4)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas. See "Business — Environmental Matters."

(5)
Interest payments are based on stated interest rates for our long-term debt outstanding on December 31, 2012. Giving effect to the redemption in full of the Second Lien Notes, our total interest payments would have been $335.3 million.

(6)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil, a $0.6 million letter of credit issued to guarantee a portion of our insurance policy, $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the Wynnewood Acquisition and $0.5 million issued for the purpose of providing support during the transition of the Amended and Restated ABL Credit Facility to Wells Fargo.

          Our ability to make payments on and to refinance our indebtedness, to fund budgeted capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets, which in recent periods have been extremely volatile. This, to a certain extent, is subject to refining spreads and general economic financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Amended and Restated ABL Credit Facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

          We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 were effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the financial statement footnote disclosures.

          In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-04, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-04"). ASU 2013-04 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. We believe these standards will expand our financial statement footnote disclosures.

Critical Accounting Policies

          We prepare our consolidated and combined financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited financial statements included elsewhere in this Report. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our financial statements.

  Long-Lived Assets

        We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we estimate what we believe are their reasonable useful lives. We account for impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets ("ASC 360"). In accordance with ASC 360, we review long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.

  Allocation of Costs

        The consolidated and combined financial statements included elsewhere in this Report have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2 to our audited consolidated and combined financial statements as of and for the years ended December 31, 2012, 2011 and 2010. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy has allocated general and administrative expenses to us based on allocation methodologies that management considers reasonable and result in an allocation of the cost of doing business borne by CVR Energy and CRLLC on our behalf; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

        Our Combined Statements of Operations reflect all of the expenses that CRLLC and CVR Energy incurred on our behalf. Our consolidated and combined financial statements therefore include certain expenses incurred by our parent which may include, but are not necessarily limited to, the following:

  •
  Officer and employee salaries and share-based compensation;

  •
  Rent or depreciation;

  •
  Advertising;

  •
  Accounting, tax, legal and information technology services;

  •
  Other selling, general and administrative expenses;

  •
  Costs for defined contribution plans, medical and other employee benefits; and

  •
  Financing costs, including interest, mark-to-market changes in interest rate swap, and losses on extinguishment of debt.

        Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining based upon percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. See Note 15 ("Related Party Transactions") to our audited consolidated and combined financial statements as of and for the years ended December 31, 2012, 2011 and 2010 for further discussion of selling, general and administrative expenses incurred by CVR Energy and CRLLC and allocated to CVR Refining. Property insurance costs, included in direct operating expenses (exclusive of depreciation and amortization), were allocated based upon specific segment valuations. Allocations related to share-based compensation are determined in accordance with SAB Topic 1-B. See Note 15 ("Related Party Transactions") for a detailed discussion of the basis for calculating the charges. If shared costs rise or the method by which shared costs are allocated changes, additional selling general and administrative expenses could be allocated to us, which could be material.

  Derivative Instruments and Fair Value of Financial Instruments

        We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. We recorded net gains (losses) from derivative instruments of $(285.6) million, $78.1 million and $(1.5) million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Share-Based Compensation

        We have been allocated non-cash share-based compensation expense from CVR Energy, CRLLC and Coffeyville Acquisition III LLC ("CALLC III"). CVR Energy, CRLLC and CALLC III account for share-based compensation in accordance with ASC 718 Compensation — Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy, CRLLC and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. We recognize the costs of the share-based compensation incurred by CVR Energy, CRLLC and CALLC III on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital/divisional equity, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. Costs are allocated by CVR Energy and CRLLC based upon the percentage of time a CVR Energy or CRLLC employee provides services to us. In the event an individual's roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. In accordance with the services agreement that we entered into in conjunction with the Initial Public Offering on January 23, 2013, we will not be responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy or CRLLC.

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares outstanding were converted to restricted stock units and will be settled in cash upon the vesting date pursuant to the terms of the agreement. As a result of the modification, we were allocated additional share-based compensation of approximately $6.3 million. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest and costs will be allocated to us based upon the percentage of time a CVR Energy employee provides services to us as discussed above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our market risk sensitive instruments are held for trading.

Commodity Price Risk

        Our business has exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.

        We use a crude oil purchasing intermediary, Vitol, to purchase the majority of our non-gathered crude oil inventory for the Coffeyville refinery and, as of August 2012, our Wynnewood refinery, which allows us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing our risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, we seek to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in our annual operating plan. Accordingly, we use commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to our hedging activities, we may enter into, or have entered into, derivative instruments which serve to:

  •
  lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

  •
  hedge the value of inventories in excess of minimum required inventories; and

  •
  manage existing derivative positions related to change in anticipated operations and market conditions.

        Further, we intend to engage only in risk mitigating activities directly related to our businesses.

  Basis Risk

        The effectiveness of our derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors including time or location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure.

        Examples of our basis risk exposure are as follows:

        Time Basis—In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods, then weighted-average physical prices will be weighted differently than the swap price as a result of timing.

        Location Basis—In hedging NYMEX crack spreads, we experience location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) which may be different than the prices of refined products in our Group 3 pricing area.

  Price and Basis Risk Management Activities

        In the event our inventories exceed our target base level of inventories, we may enter into commodity derivative contracts to manage our price exposure to our inventory positions that are in excess of our base level. Excess inventories are typically the result of plant operations, such as a turnaround or other plant maintenance.

        To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, we may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then we will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of our margin. An example of our use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on Group 3 pricing.

        From time to time, we also hold various NYMEX positions through a third party clearing house. On December 31, 2012, we had the following open commodity derivative contracts whose unrealized gains and losses were included in gain (loss) on derivatives in the Combined Statements of Operations. At December 31, 2012, we were net short 50 WTI crude oil contracts and short 50 unleaded gasoline contracts. At December 31, 2012, our account balance maintained at the third party clearing house totaled approximately $5.8 million, of which $5.0 million is reflected on the Consolidated Balance Sheet in cash and cash equivalents and $0.8 million is reflected in other current assets. Our NYMEX positions were in an unrealized loss position of approximately $0.8 million as of December 31, 2012. NYMEX transactions conducted throughout 2012 resulted in realized loss of approximately $10.9 million.

        In addition, we entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated and Combined Balance Sheet with changes in fair value currently recognized in the Combined Statements of Operations. At December 31, 2012, we had over-the-counter commodity swaps consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production from our two refineries. The fair value of the outstanding contracts at December 31, 2012 was a net unrealized loss of $66.8 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of $23.3 million.

Item 8.    Financial Statements and Supplementary Data

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR Refining GP, LLC
and
The Unitholders of CVR Refining, LP
and
The General Partner of CVR Refining, LP:

        We have audited the accompanying consolidated and combined balance sheets of CVR Refining, LP and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related combined statements of operations, changes in partners' capital/divisional equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated and combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of CVR Refining, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
March 14, 2013

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$153,145	$2,745
Accounts receivable, net of allowance for doubtful accounts of $1,915 and $1,206, including $610 and $986 from affiliates at December 31, 2012 and 2011, respectively	204,508	174,831
Inventories	499,462	613,330
Prepaid expenses and other current assets, including $878 and $881 from affiliates at December 31, 2012 and 2011, respectively	26,990	104,096
Insurance receivable	1,260	1,939

Total current assets	885,365	896,941
Property, plant, and equipment, net of accumulated depreciation	1,351,591	1,320,787
Deferred financing costs, net	14,439	17,154
Insurance receivable	4,042	4,076
Other long-term assets, including $355 and $850 from affiliates at December 31, 2012 and December 31, 2011, respectively	3,078	23,461

Total assets	$2,258,515	$2,262,419

LIABILITIES AND PARTNERS' CAPITAL/DIVISIONAL EQUITY
Current liabilities:
Note payable and capital lease obligations	$1,091	$960
Accounts payable, including $404 and $278 due to affiliates at December 31, 2012 and 2011, respectively	364,732	446,840
Personnel accruals	13,966	9,456
Accrued taxes other than income taxes	29,527	28,043
Accrued expenses and other current liabilities, including $179 due to affiliates as December 31, 2012 and 2011.	93,435	26,900

Total current liabilities	502,751	512,199
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	772,078	728,903
Accrued environmental liabilities, net of current portion	1,597	1,459
Other long-term liabilities, including $1,315 and $1,495 due to affiliates at December 31, 2012 and 2011, respectively	1,323	1,232

Total long-term liabilities	774,998	731,594
Commitments and contingencies
Partners' capital	980,766	—
Divisional equity	—	1,018,626

Total liabilities and partners' capital/divisional equity	$2,258,515	$2,262,419

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales	$8,281,744	$4,752,814	$3,905,602
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	6,667,516	3,927,620	3,539,793
Direct operating expenses (exclusive of depreciation and amortization)	426,527	247,665	153,112
Selling, general and administrative expenses (exclusive of depreciation and amortization)	86,180	50,982	43,071
Depreciation and amortization	107,643	69,852	66,391

Total operating costs and expenses	7,287,866	4,296,119	3,802,367

Operating income	993,878	456,695	103,235
Other income (expense):
Interest expense and other financing costs	(76,214)	(52,995)	(49,695)
Realized loss on derivatives, net	(137,565)	(7,182)	(2,140)
Unrealized gain (loss) on derivatives, net	(148,027)	85,262	634
Loss on extinguishment of debt	(37,540)	(2,078)	(16,647)
Other income, net	756	578	2,832

Total other income (expense)	(398,590)	23,585	(65,016)

Net income	$595,288	$480,280	$38,219

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/DIVISIONAL EQUITY

	Divisional Equity	Total Partners' Capital	Total Partners' Capital/Divisional Equity
	(in thousands)
Balance at December 31, 2009	$485,400	$—	$485,400
Share-based compensation	11,481	—	11,481
Distribution to parent, net	(116,251)	—	(116,251)
Net income	38,219	—	38,219

Balance at December 31, 2010	418,849	—	418,849
Share-based compensation	8,871	—	8,871
Contributions from parent, net	110,626	—	110,626
Net income	480,280	—	480,280

Balance at December 31, 2011	1,018,626	—	1,018,626
Share-based compensation	18,450	—	18,450
Distribution to parent, net	(651,598)	—	(651,598)
Net income	595,288	—	595,288
CRLLC contribution to CVR Refining, LP for limited partner interest	(980,766)	980,766	—

Balance at December 31, 2012	$—	$980,766	$980,766

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$595,288	$480,280	$38,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,643	69,852	66,391
Allowance for doubtful accounts	708	527	(428)
Amortization of deferred financing costs	6,394	3,872	3,356
Amortization of original issue discount	513	512	356
Amortization of original issue premium	(2,848)	(148)	—
Loss on disposition of assets	1,206	2,661	1,606
Loss on extinguishment of debt	37,540	2,078	16,647
Share-based compensation	18,450	8,871	11,481
Unrealized (gain) loss on derivatives, net	148,027	(85,262)	(634)
Changes in assets and liabilities:
Accounts receivable	(30,385)	58,892	(31,805)
Inventories	113,868	(172,025)	25,262
Prepaid expenses and other current assets	14,646	(14,063)	(7,264)
Insurance receivable	11	(2,445)	(2,570)
Insurance proceeds on Coffeyville Refinery incident	703	—	—
Other long-term assets	2,188	(1,267)	(58)
Accounts payable	(101,253)	7,138	39,622
Accrued expenses and other current liabilities	4,354	(6,916)	7,085
Accrued environmental liabilities	138	(1,093)	(220)
Other long-term liabilities	83	1,232	—

Net cash provided by operating activities	917,274	352,696	167,046

Cash flows from investing activities:
Capital expenditures	(120,222)	(68,826)	(21,169)
Proceeds from sale of assets	451	52	37
Acquisition of Gary-Williams	—	(587,122)	—

Net cash used in investing activities	(119,771)	(655,896)	(21,132)

Cash flows from financing activities:
Revolving debt payments	—	—	(60,000)
Revolving debt borrowings	—	—	60,000
Proceeds, gross of original issue premium on issuance of senior notes	—	206,000	—
Proceeds, net of original issue discount on issuance of senior notes	—	—	485,693
Proceeds, gross on issuance of CVR Refining's senior notes	500,000	—	—
Principal payments on long-term debt	—	—	(479,503)
Principal payments on senior secured notes	(478,679)	(2,700)	(27,500)
Payment of capital lease obligations	(960)	—	—
Payment of deferred financing costs	(12,793)	(10,308)	(8,775)
Deferred costs associated with the initial public offering	(3,073)	—	—
Net contributions from (distributions to) parent	(651,598)	110,626	(116,251)

Net cash provided by (used in) financing activities	(647,103)	303,618	(146,336)

Net increase (decrease) in cash and cash equivalents	150,400	418	(422)
Cash and cash equivalents, beginning of period	2,745	2,327	2,749

Cash and cash equivalents, end of period	$153,145	$2,745	$2,327

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Supplemental disclosures
Cash paid for interest net of capitalized interest of $3,022, $1,091 and $1,747 for the years ended December 31, 2012, 2011 and 2010, respectively	$75,232	$43,844	$44,770
Non-cash investing and financing activities:
Accrual of construction in progress additions	$17,545	$15,348	$(376)
Reduction of proceeds for underwriting discount and financing costs	$7,500	$4,000	$10,287

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)   Formation of the Partnership, Organization and Nature of Business

        In preparation for the initial public offering (the "Initial Public Offering") of CVR Refining, LP (referred to as "CVR Refining" or the "Partnership"), on December 31, 2012, Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy") contributed all of its interests in the operating subsidiaries which constitute its petroleum refining and related logistics business, as well as Coffeyville Finance Inc. ("Coffeyville Finance"), a finance subsidiary formed to serve as a co-issuer of debt securities, to a newly-formed subsidiary, CVR Refining, LLC ("Refining LLC"). The operating subsidiaries that were contributed to Refining LLC include the following entities: Wynnewood Energy Company, LLC ("WEC"); Wynnewood Refining Company, LLC ("WRC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM"); Coffeyville Resources Crude Transportation, LLC ("CRCT"); Coffeyville Resources Terminal, LLC ("CRT"); and Coffeyville Resources Pipeline, LLC ("CRP"). The entities that were contributed by CRLLC to Refining LLC in connection with the Initial Public Offering are referred to herein as the "Refining Subsidiaries." CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, contributed its 100% membership interest in Refining LLC to the Partnership or December 31, 2012. In connection with the closing of the Initial Public Offering, CVR Refining Holdings and its subsidiary were issued a designated number of common units of the Partnership, which now equates to an approximately 81% limited partner interest. CRLLC has retained its other assets, including common units representing a 70% limited partner interest in CVR Partners, LP ("CVR Partners"), a NYSE traded manufacturer of nitrogen fertilizer, and a 100% membership interest in CVR GP, LLC, the general partner of CVR Partners.

        The contribution of entities as discussed above by CRLLC to Refining LLC is not considered a business combination accounted for under the purchase method as it is a transfer of assets under common control and, accordingly, balances have been transferred at their historical cost. The combined financial statements for the periods prior to the contribution on December 31, 2012 have been prepared using the Refining Subsidiaries' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities.

  Initial Public Offering of CVR Refining, LP

        On January 23, 2013, the Partnership completed the Initial Public Offering. The Partnership sold 24,000,000 common units at a price of $25.00 per common unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Initial Public Offering, the Partnership paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.

        The net proceeds to CVR Refining of the Initial Public Offering were approximately $653.6 million after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

  •
  approximately $253.0 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest);

  •
  approximately $160.0 million will be used to prefund certain maintenance and environmental capital expenditures through 2014;

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

  •
  approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

  •
  approximately $85.1 million was distributed to CRLLC; and

  •
  the balance of the proceeds will be utilized for general corporate purposes.

        Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Subsequent to the closing of the Initial Public Offering, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this number includes the common units held by an affiliate of Icahn Enterprises, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings, LLC held common units approximating 81% of all outstanding limited partner interests.

        The Partnership's general partner, CVR Refining GP, LLC, manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The Partnership's general partner is owned by CVR Refining Holdings. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The Partnership's general partner is not elected by the Partnership's unitholders and will not be subject to re-election on a regular basis in the future. The officers of the general partner manage the day-to-day affairs of the business.

        The Partnership has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter. The available cash for each quarter will be determined by the board of directors of the Partnership's general partner following the end of such quarter and will generally be distributed within 60 days of quarter end. The partnership agreement does not require that the Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Partnership can change the distribution policy at any time.

        In connection with the Initial Public Offering, the Partnership entered into a services agreement, pursuant to which the Partnership and its general partner will obtain certain management and other services from CVR Energy. In addition, by virtue of the fact that the Partnership is a controlled affiliate of CVR Energy, the Partnership is bound by an omnibus agreement entered into by CVR Energy, CVR Partners and the general partner of CVR Partners, pursuant to which the Partnership may not, engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of CVR Partners' outstanding units.

        See Note 18 ("Subsequent Events") for further discussion on the Initial Public Offering and related events.

(2)   Basis of Presentation

        The accompanying consolidated and combined financial statements have been prepared in accordance with Regulation S-X, Article 3, "General instructions as to financial statements" and Staff Accounting Bulletin, or SAB Topic 1-B, "Allocations of Expenses and Related disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity." Certain expenses incurred by CVR Energy are only indirectly attributable to its ownership of the refining and

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

related logistics assets of CRLLC. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to CVR Refining, so that the accompanying financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 3 ("Summary of Significant Accounting Policies") and Note 15 ("Related Party Transactions").

        CRLLC used a centralized approach to cash management and the financing of its operations until the contribution of its petroleum refining and related logistics business to CVR Refining on December 31, 2012. As a result, amounts owed to or from CRLLC prior to December 31, 2012 are reflected as a component of divisional equity on the accompanying Combined Statements of Changes in Partners' Capital/Divisional Equity.

        Accounts and balances related to the refining and related logistics operations were based on a combination of specific identification and allocations. CVR Energy and CRLLC has allocated various corporate overhead expenses based on a percentage of total refining and related logistics payroll to the total payrolls of its segments (i.e., the petroleum and fertilizer segments are comprised of CVR Refining and CVR Partners, respectively). These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity for all years presented. All intercompany accounts and transactions have been eliminated.

(3)   Summary of Significant Accounting Policies

  Cash and Cash Equivalents

        CRLLC has historically provided cash as needed to support the operations of the refining and related logistics assets and has retained excess cash earned by the Partnership. The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Cash received or paid by CRLLC on behalf of CVR Refining prior to December 31, 2012 is reflected as net contributions from or net distributions to parent on the accompanying Combined Statements of Changes in Partners' Capital/Divisional Equity.

        Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated and Combined Balance Sheets. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2012 and 2011 was $14.9 million and $10.7 million, respectively.

  Accounts Receivable, net

        CVR Refining grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Refining determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Refining, and the condition of the general economy and the industry as a whole. CVR Refining writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Combined Statements of

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Cash Flows. At December 31, 2012, one customer individually represented greater than 10% of the total accounts receivable balance. At December 31, 2011, no customer individually represented greater than 10% of the total accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2012 and 2011 was approximately 10% and 9%, respectively, of the accounts receivable balance.

  Inventories

        Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or market for refined fuels and byproducts for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

  Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of prepayments for crude oil deliveries to our refineries for which title had not transferred, non-trade accounts receivable, current portions of prepaid insurance, deferred financing costs, derivative agreements and other general current assets.

  Property, Plant, and Equipment

        Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost. Capitalized interest is added to any capital project over $1.0 million in cost which is expected to take more than six months to complete. Depreciation is computed using principally the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

Asset	Range of Useful Lives, in Years
Improvements to land	15 to 30
Buildings	20 to 30
Machinery and equipment	5 to 30
Automotive equipment	5 to 15
Furniture and fixtures	3 to 10

        Leasehold improvements are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in CVR Refining's Combined Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

  Deferred Financing Costs, Underwriting and Original Issue Discount

        Deferred financing costs associated with debt issuances are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Additionally, the underwriting and original issue discount and premium related to debt issuances have been amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to the Amended and Restated ABL Credit Facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of the respective facility.

  Planned Major Maintenance Costs

        The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for the refineries varies by unit, but generally is every four to five years.

        The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. Costs of approximately $21.2 million, $66.4 million and $1.2 million associated with the Coffeyville refinery's 2011/2012 turnaround were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012, 2011 and 2010, respectively. The Wynnewood refinery completed a turnaround in the fourth quarter of 2012. Costs of approximately $102.5 million were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012.

  Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $3.6 million, $2.4 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation for CVR Energy and Coffeyville Acquisition III LLC ("CALLC III"), as discussed in Note 6 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $103.5 million, $67.2 million and $63.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III as discussed in Note 6 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

  Income Taxes

        The operations of CVR Refining have historically been included in the federal income tax return of CRLLC, which is a limited liability company that is not subject to federal income tax. Upon the sale of common units in the Initial Public Offering, CVR Refining will file its own separate federal income tax return with each partner being separately taxed on its share of taxable income. The Partnership will not be subject to income taxes except for a franchise tax in the state of Texas. The income tax liability of the individual partners will not be reflected in the consolidated and combined financial statements of the Partnership.

  Segment Reporting

        The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 — Segment Reporting established standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Refining only operates one segment and all of its operations are located in the United States.

  Impairment of Long-Lived Assets

        CVR Refining accounts for long-lived assets in accordance with accounting standards issued by FASB regarding the treatment of the impairment or disposal of long-lived assets. As required by this standard, CVR Refining reviews long-lived assets (excluding intangible assets with indefinite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

  Divisional Equity

        Partners' capital is referred to as divisional equity during the periods covered by the consolidated and combined financial statements prior to the contribution of the Refining Subsidiaries to the Partnership. Upon CRLLC's contribution of the Refining Subsidiaries to the Partnership on December 31, 2012, divisional equity became partners' capital.

  Revenue Recognition

        Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has assumed the risk of loss, and when payment has been received or collection is reasonably assured. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

        Nonmonetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in operating expenses on the Combined Statement of Operations.

        The Partnership also engages in trading activities, whereby the Partnership enters into agreements to purchase and sell refined products with third parties. The Partnership acts as a principal in these transactions, taking title to the products in purchases from counterparties, and accepting the risks and

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

rewards of ownership. The Partnership records revenue for the gross amount of the sales transactions, and records costs of purchases as an operating expense in the accompanying consolidated and combined financial statements.

  Shipping Costs

        Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).

  Derivative Instruments and Fair Value of Financial Instruments

        The Partnership uses futures contracts, options, and forward swap contracts primarily to reduce the exposure to changes in crude oil prices, finished goods product prices and interest rates and to provide economic hedges of inventory positions. These derivative instruments have not been designated as hedges for accounting purposes. Accordingly, these instruments are recorded in the Consolidated and Combined Balance Sheets at fair value, and each period's gain or loss is recorded as a component of realized gain (loss) on derivatives, net or unrealized gain (loss) on derivatives, net, as applicable, in accordance with standards issued by the FASB regarding the accounting for derivative instruments and hedging activities.

        Financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 10 ("Long-Term Debt") for further discussion of the extinguishment of the first priority credit facility long-term debt, issuance of the First Lien Notes and Second Lien Notes, subsequent settlement of the First Lien Notes and issuance of the 2022 Notes. The First Lien Notes and Second Lien Notes have been carried at the aggregate principal value less the unamortized original issue discount and premium. The 2022 Notes were issued at par value. See Note 10 ("Long-Term Debt") for the fair value of the debt securities.

  Share-Based Compensation

        The Partnership has been allocated non-cash share-based compensation expense from CVR Energy, CRLLC and from CALLC III. CVR Energy accounts for share-based compensation in accordance with ASC 718 Compensation — Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy, CRLLC and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. The Partnership recognizes the costs of the share-based compensation incurred by CVR Energy and CALLC III on the Partnership's behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital/divisional equity, as the costs are incurred on its behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, which require remeasurement at each reporting period through the performance commitment period, or in the Partnership's case, through the vesting period. Costs are allocated by CVR Energy and CALLC III based upon the percentage of time a CVR Energy or CRLLC employee provides services to the Partnership.

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares outstanding were converted to restricted stock units and will be settled in cash upon the vesting

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

date pursuant to the terms of the agreement. As a result of the modification, the Partnership was allocated additional share-based compensation of approximately $6.3 million. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest and costs will be allocated to the Partnership based upon the percentage of time a CVR Energy employee provides services to the Partnership as discussed above.

  Environmental Matters

        Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Environmental expenditures are capitalized at the time of the expenditure when such costs provide future economic benefits.

  Use of Estimates

        The consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

  Related Party Transactions

        CVR Energy and its subsidiaries provide a variety of services to CVR Refining, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated and combined financial statements include costs that have been incurred by CVR Energy and CRLLC on behalf of CVR Refining. These amounts incurred by CVR Energy are then billed or allocated to CVR Refining and are properly classified on the Combined Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs which are specifically incurred on behalf of CVR Refining, are billed directly to CVR Refining. See Note 15 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges.

  Allocation of Costs

        The accompanying financial statements have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy and CRLLC has allocated general and administrative expenses to CVR Refining based on

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

allocation methodologies that management considers reasonable and result in an allocation of the cost of doing business borne by CVR Energy and CRLLC on behalf of CVR Refining; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

        CVR Refining's Combined Statements of Operations reflect all of the expenses that CRLLC and CVR Energy incurred on CVR Refining's behalf. CVR Refining's financial statements therefore include certain expenses incurred by CVR Energy and CRLLC which may include, but are not necessarily limited to, the following:

  •
  Officer and employee salaries and share-based compensation;

  •
  Rent or depreciation;

  •
  Advertising;

  •
  Accounting, tax, legal and information technology services;

  •
  Other selling, general and administrative expenses;

  •
  Costs for defined contribution plans, medical and other employee benefits; and

  •
  Financing costs, including interest, mark-to-market changes in interest rate swap, and losses on extinguishment of debt.

        Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining as governed by percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. Allocations related to share-based compensation are more fully described in Note 6 ("Share-Based Compensation"). Property insurance costs, included in direct operating expenses (exclusive of depreciation and amortization), were allocated based upon specific segment valuations. See Note 15 ("Related Party Transactions") for a detailed discussion of transactions with affiliated entities. The table below reflects cost allocations, either allocated or billed, by period reflected in the Combined Statement of Operations.

	Year Ended December 31,
	2012	2011	2010
Direct operating expenses (exclusive of depreciation and amortization)	$13,354	$9,064	$9,789
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65,466	39,723	35,347

	$78,820	$48,787	$45,136

  Net Income Per Unit

        CVR Refining has omitted earnings per unit because CVR Refining has operated under a divisional equity structure until December 31, 2012.

  Subsequent Events

        The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated and combined financial statements or require disclosure in the notes to the

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

consolidated and combined financial statements through the date of issuance of the consolidated and combined financial statements. See Note 18 ("Subsequent Events") for further discussion.

  New Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS," ("ASU 201104"). ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. CVR Refining adopted this ASU as of January 1, 2012. The adoption of this standard did not impact the consolidated and combined financial statement footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-04, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-04"). ASU 2013-04 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. The Partnership believes these standards will expand its consolidated and combined financial statement footnote disclosures.

(4)   Change of Control at CVR Energy

        On April 18, 2012, IEP Energy LLC ("IEP Energy"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises"), and certain other affiliates of Icahn Enterprises and Carl C. Icahn (collectively, the "IEP Parties"), entered into a Transaction Agreement (the "Transaction Agreement") with CVR Energy, with respect to IEP Energy's tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent payment right for each share of CVR Energy common stock (the "CCP"), which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or prior to August 18, 2013 and such transaction closes.

        In May 2012, the IEP Parties announced that a majority of the common stock of CVR Energy had been acquired through the Offer. As a result of the shares tendered into the Offer during the initial offering period and subsequent additional purchases, the IEP Parties owned approximately 82% of CVR Energy's common stock as of December 31, 2012.

        Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation was incurred at CVR Energy to revalue the unvested awards upon modification. For awards vesting subsequent to

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2012, the awards will be remeasured at each subsequent reporting date until they vest. See further discussion in Note 6 ("Share-Based Compensation").

(5)   Wynnewood Acquisition

        On December 15, 2011, CVR Refining, through CRLLC, completed the acquisition of all the issued and outstanding shares of the Gary-Williams Energy Corporation (subsequently converted to WEC), including its two wholly-owned subsidiaries (the "Wynnewood Acquisition"), for a purchase price of $593.4 million from The Gary-Williams Company, Inc. (the "Seller"). This consisted of $525.0 million, in cash, plus approximately $66.6 million for working capital and approximately $1.8 million for a capital expenditure adjustment. The Wynnewood Acquisition was partially funded by proceeds received from the issuance of additional First Lien Notes. See Note 10 ("Long-Term Debt") for further discussion of the issuance. The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, CVR Refining's results of operations on the Combined Statement of Operations for the year ended December 31, 2011 include WEC's revenues and operating loss of approximately $115.7 million and $2.3 million, respectively, for the period from December 16, 2011 through December 31, 2011.

        WEC owned a 70,000 bpd refinery in Wynnewood, Oklahoma that includes approximately 2.0 million barrels of company-owned storage tanks. Located in the PADD II Group 3 distribution area, the Wynnewood refinery is a dual crude oil unit facility that processes a variety of crudes and produces high-value fuel products (including gasoline, ultra-low sulfur diesel, jet fuel and solvent) as well as liquefied petroleum gas and a variety of asphalts.

  Purchase Price Allocation

        Under the purchase method of accounting, the total purchase price was allocated to WEC's net tangible assets based on their fair values as of December 15, 2011. An independent appraisal of the net assets was completed. The purchase price included a preliminary networking capital amount, which was finalized in the first quarter of 2012. At December 31, 2011, this difference was estimated at approximately $15.8 million and was recorded in prepaid expenses and other current assets in the Combined Balance Sheet.

        In accordance with the Stock Purchase and Sale Agreement (the "Purchase Agreement"), CVR Refining provided a Post-Closing Statement to the Seller on February 13, 2012 which reflected the difference between the cash paid at closing for the estimated working capital as compared to the actual net working capital acquired. In March 2012, the preliminary purchase price was increased by $1.1 million following settlement of the estimated cash paid for working capital in excess of actual working capital.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        The following table displays the total final purchase price allocated to WEC's net tangible assets based on their fair values as of December 15, 2011 (in millions):

Cash and cash equivalents	$6.3
Accounts receivable	159.0
Inventories	213.5
Prepaid expenses and other current assets	6.0
Property, plant and equipment	577.0
Accounts payable and accrued liabilities	(316.1)
Long-term debt	(52.3)

Total fair values of net assets acquired	593.4

Less: cash acquired	6.3

Total consideration transferred, net of cash acquired	$587.1

  Acquisition Costs

        For the years ended December 31, 2012 and 2011, the Partnership recognized approximately $11.0 million and $5.2 million, respectively in transaction fees and integration expenses that are included in selling, general and administrative expense in the Combined Statement of Operations. In 2012, these costs primarily relate to accounting and other professional consulting fees incurred associated with post-closing transaction matters and continued integration of various processes, policies, technologies and systems of GWEC. In 2011, these costs primarily relate to legal, accounting, initial purchaser discounts and commissions, and other professional fees incurred since the announcement of the Wynnewood Acquisition in November 2011. In addition, CVR Refining, through CRLLC, entered into a commitment letter for a senior secured one-year bridge loan to ensure that financing would be available for the Wynnewood Acquisition in the event that the additional offering of First Lien Notes was not closed by the date of the Wynnewood Acquisition. The bridge loan was never drawn. A commitment fee and other third-party costs totaling $3.9 million are included in selling, general and administrative expenses associated with the undrawn bridge loan.

(6)   Share-Based Compensation

        Certain employees of CVR Refining and employees of CVR Energy who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with SAB Topic 1-B and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR Refining is not responsible for payment of share-based compensation and all expense amounts are reflected as an increase or decrease to partners' capital/divisional equity.

        Prior to CVR Energy's initial public offering, CVR Energy's subsidiaries were held and operated by Coffeyville Acquisition LLC ("CALLC"). CALLC issued non-voting override units to certain management members who held common units of CALLC. There were no required capital

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

contributions for the override operating units. In connection with CVR Energy's initial public offering in October 2007, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC ("CALLC II"). In connection with this split, management's equity interest in CALLC, including both their common units and non-voting override units, was split so that half of management's equity interest was in CALLC and half was in CALLC II. In addition, in connection with the transfer of the managing general partner of CVR Partners to CALLC III in October 2007, CALLC III issued non-voting override units to certain management members of CALLC III.

        In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy's common stock, pursuant to a registered public offering. In May 2011, CALLC sold into the public market 7,988,179 shares of CVR Energy's common stock, pursuant to a registered public offering.

        As a result, CALLC and CALLC II ceased to be stockholders of CVR Energy. Subsequent to CALLC II's divestiture of its ownership interest in CVR Energy in February 2011 and CALLC's divestiture of its ownership interest in CVR Energy in May 2011, no additional share-based compensation expense was incurred with respect to override units and phantom units. The final fair values of the override units of CALLC and CALLC II were derived based upon the values resulting from the proceeds received associated with each entity's respective divestiture of its ownership in CVR Energy. These values were utilized to determine the related compensation expense for the unvested units.

        The final fair value of the CALLC III override units was derived based upon the aggregate principal amount of the proceeds received by CVR Partners' general partner upon the purchase of CVR Partners' incentive distribution rights ("IDRs") by CVR Partners. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. No additional share-based compensation was incurred with respect to override units of CALLC III following the year ended December 31, 2011 due to the complete distribution of the value during that year.

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

				*Compensation Expense for the Year Ended December 31,
	Benchmark Value (per Unit)	Original Awards Issued
Award Type			Grant Date	2011	2010
				(in thousands)
Override Operating Units	$11.31	919,630	June 2005	$—	$104
Override Operating Units	$34.72	72,492	December 2006	—	2
Override Value Units(a)	$11.31	1,839,265	June 2005	1,353	5,199
Override Value Units(b)	$34.72	144,966	December 2006	(4)	58
Override Units(c)	$10.00	642,219	February 2008	(94)	(244)

			Total	$1,255	$5,119

*
As CVR Energy's common stock price increased or decreased, compensation expense associated with the unvested CALLC and CALLC II override units increased or was reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR Partners' general partner and the distribution to CALLC III, there was no associated unrecognized compensation expense as of December 31, 2012.

  Valuation Assumptions

        Significant assumptions used in the valuation of the Override Value Units (a) and (b) were as follows:

	(a) Override Value Units December 31,	(b) Override Value Units December 31,
	2010	2010
Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR Energy's closing stock price	$15.18	$15.18
Estimated fair value (per unit)	$22.39	$6.56
Marketability and minority interest discounts	20.0%	20.0%
Volatility	43.0%	43.0%

        (c) Override Units — Using a probability-weighted expected return method that utilized CALLC III's cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee's net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units were subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

December 31,
2010
Estimated forfeiture rate	None
Derived Service Period	Forfeiture schedule
Estimated fair value (per unit)	$2.60
Marketability and minority interest discounts	10.0%
Volatility	47.6%

  Phantom Unit Plans

        CVR Energy, through CRLLC, had two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees and service providers were eligible to be awarded phantom points at the discretion of CVR Energy's board of directors or the compensation committee. Holders of service phantom points received distributions when CALLC and CALLC II holders of override operating units received distributions. Holders of performance phantom points received distributions when CALLC and CALLC II holders of override value units received distributions.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        There was no compensation expense for the year ended December 31, 2012 related to the Phantom Unit Plans. The Phantom Unit Plans were terminated in December 2012. Compensation expense allocated for the years ended December 31, 2011 and 2010 related to the Phantom Unit Plans was approximately $4.3 million and $5.9 million, respectively. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II, there was no unrecognized compensation expense associated with the Phantom Unit Plans at December 31, 2012.

        Using CVR Energy's closing stock price at December 31, 2010 to determine the company's equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued as follows:

December 31, 2010
Service Phantom interest (per point)	$14.64
Performance Phantom interest (per point)	$21.25

  Long-Term Incentive Plan — CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2012, only restricted shares of CVR Energy common stock, restricted stock units and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

  Restricted Shares

        Through the CVR Energy LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CVR Refining. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period.

        The change of control and related Transaction Agreement discussed in Note 4 ("Change in Control at CVR Energy") triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, the Partnership was allocated additional share-based compensation of approximately $6.3 million. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        In December 2012, restricted stock units were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The non-vested restricted stock units are expected to vest over three years on the basis of one-third of the award each year with the exception of awards granted to certain executive officers of CVR Energy that vest over one year. Each restricted stock unit represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

per share of the CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

        Additionally, CVR Energy approved a discretionary award of up to 62,920 restricted stock units to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, on or before December 31, 2013. This discretionary award remains subject to the review and recommendation of the Compensation Committee and approval of the board of directors of the CVR Energy, and is conditioned on Mr. Lipinski continuing to be employed through December 31, 2013. As such, no expense related to this discretionary award was recorded during the year ended December 31, 2012. To the extent awarded, the discretionary award will vest immediately, and include dividend equivalent rights for the time period commencing on December 28, 2012 through the date of the award.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2012, there was approximately $13.3 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 1.1 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of December 31, 2012, compensation expense has been allocated to the Partnership.

        Compensation expense recorded for the years ended December 31, 2012, 2011 and 2010, related to the restricted shares, was approximately $18.5 million, $3.3 million and $0.5 million, respectively.

(7)   Inventories

        Inventories consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Finished goods	$269,460	$316,654
Raw materials and precious metals	158,110	154,530
In-process inventories	42,723	115,090
Parts and supplies	29,169	27,056

	$499,462	$613,330

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(8)   Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2012	2011
	(in thousands)
Land and improvements	$23,962	$19,193
Buildings	36,680	33,887
Machinery and equipment	1,685,616	1,570,191
Automotive equipment	14,327	9,603
Furniture and fixtures	6,168	5,713
Leasehold improvements	774	413
Construction in progress	46,039	39,781

	1,813,566	1,678,781
Accumulated depreciation	461,975	357,994

	$1,351,591	$1,320,787

        Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2012, 2011 and 2010 totaled approximately $3.0 million, $1.1 million and $1.8 million, respectively. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million, $24.8 million and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of assets held under capital leases is included in depreciation expense.

(9)   Insurance Claims

        On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operation on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs were recorded in 2012.

        CVR Refining maintains property damage insurance policies through CRLLC which have an associated deductible of $2.5 million. CVR Refining anticipates that substantially all of the repair costs in excess of the deductible should be covered by insurance. As of December 31, 2012 and 2011, the Partnership had received $4.0 million of insurance proceeds. As of December 31, 2012 and 2011, the Partnership had recorded an insurance receivable related to the incident of approximately $1.3 million and $1.2 million, respectively. The insurance receivable is included in current assets in the Consolidated and Combined Balance Sheets. The recording of the insurance proceeds and receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

        In February 2013, all insurance claims associated with the FCCU incident were fully settled and closed. Substantially all repair costs incurred in excess of the associated $2.5 million deductible were recovered by insurance.

        The Coffeyville crude oil refinery experienced a small fire at its continuous catalytic reformer ("CCR") in May 2011. Total gross repair and other costs related to the incident that were recorded

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

during the year ended December 31, 2011 approximated $3.2 million. No costs were recorded in 2012. CVR Refining anticipates that substantially all of the costs in excess of the $2.5 million deductible should be covered by insurance under its property damage insurance policy. Approximately $0.7 million of insurance proceeds were received for the year-ended December 31, 2012. As of December 31, 2011, the Partnership has recorded an insurance receivable of approximately $0.7 million. The insurance receivable is included in current assets in the Combined Balance Sheet. The recording of the insurance receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

        As of December 31, 2012, all insurance claims associated with the fire at the CCR have been fully settled and closed. Substantially all repair costs incurred in excess of the associated $2.5 million deductible were recovered by insurance.

(10) Long-Term Debt

        Long-term debt was as follows:

	December 31,
	2012	2011
	(in thousands)
9.0% First Lien Senior Secured Notes, due 2015, net of unamortized premium of $9,003(1) as of December 31, 2011	$—	$456,053
10.875% Second Lien Senior Secured Notes, due 2017, net of unamortized discount of $1,840 and $2,159 as of December 31, 2012 and December 31, 2011, respectively(2)	220,910	220,591
6.5% Second Lien Senior Secured Notes, due 2022	500,000	—
Capital lease obligations	51,168	52,259

Long-term debt	$772,078	$728,903

(1)
Net unamortized premium of $9.0 million represents an unamortized discount of $0.9 million on the original First Lien Notes and a $9.9 million unamortized premium on the additional First Lien Notes issued in December 2011.

(2)
All of the Second Lien Notes due 2017 were repaid as of February 2013.

  Senior Secured Notes

        On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance, completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Old Notes was amortized to interest expense and other financing costs over the respective terms of the Old Notes. CRLLC received total net proceeds from the offering of approximately $485.7 million, net of underwriter fees of $10.0 million and original issue discount of approximately $4.0 million and certain third party fees of $287,000. In addition, CRLLC incurred additional third party fees and expenses, totaling $3.6 million associated with the offering. Of the underwriters fees and third-party costs, approximately $76,000 and $30,000, respectively were

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

immediately expensed and the remaining approximately $9.9 million and $3.9 million were deferred and amortized as interest expense using the effective-interest method. CRLLC applied the net proceeds to prepay all of the outstanding balance of its tranche D term loan under its first priority credit facility in an amount equal to approximately $453.3 million and to pay related fees and expenses. In accordance with the terms of its first priority credit facility, CRLLC paid a 2.0% premium totaling approximately $9.1 million to the lenders of the tranche D term loan upon the prepayment of the outstanding balance. This amount was recorded as a loss on extinguishment of debt during the second quarter of 2010. This premium was in addition to the 2.0% premium totaling $0.5 million paid in the first quarter of 2010 for voluntary unscheduled prepayments of $25.0 million on CRLLC's tranche D term loan. This premium was recognized as a loss on extinguishment of debt in the first quarter of 2010. As a result of the extinguishment, CRLLC wrote off $5.4 million of previously deferred financing costs.

        On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million, which was recognized as a loss on extinguishment of debt in the Combined Statements of Operations for the year ended December 31, 2010. On May 16, 2011, CRLLC repurchased $2.7 million of the First Lien Notes at a purchase price of 103.0% of the outstanding principal amount. In connection with the repurchase, CRLLC wrote off a portion of previously deferred financing costs and unamortized original issue discount of approximately $89,000 which is recorded as a loss on extinguishment of debt for the year ended December 31, 2011. CRLLC also recorded additional losses on extinguishment of debt of $81,000 in connection with premiums paid for the repurchase As the Old Notes were incurred for the benefit of the operations of CVR Refining, all the debt and associated costs have been allocated to CVR Refining.

        On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "Additional First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes has been amortized to interest expense and other financing costs over the term of the Additional First Lien Notes. The Additional First Lien Notes were offered in connection with CRLLC's acquisition of WEC. Proceeds of the Additional First Lien Notes were used to partially fund the Wynnewood Acquisition. On November 2, 2011, CRLLC entered into a commitment letter with certain lenders regarding a senior secured one year bridge loan (the "bridge loan"). CRLLC entered into the commitment letter in connection with ensuring that financing would be available for the Wynnewood Acquisition in the event that the offering of the Additional First Lien Notes was not closed by the date of closing of the Wynnewood Acquisition. Due to the closing of the issuance of the Additional First Lien Notes, the bridge loan was never drawn. At the closing of the issuance of the Additional First Lien Notes and the Wynnewood Acquisition, a commitment fee was paid to the lenders who provided the commitment. Other third-party costs were incurred. All costs associated with the undrawn bridge loan were fully expensed. In conjunction with the issuance of the Additional First Lien Notes, CRLLC expanded the existing ABL credit facility (see "ABL Credit Facility" below for further discussion of the expansion and associated accounting treatment) and incurred a commitment fee and other third-party costs associated with the expansion.

        CRLLC received total net proceeds from the offering of approximately $202.8 million, net of an underwriting discount of $4.0 million, bridge loan commitment and other associated fees of $3.3 million, an ABL commitment fee of $2.6 million, an Additional First Lien Notes structuring fee of $0.2 million, and certain third party fees of $0.8 million. The related original issue premium and other

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

debt issuance costs related to the Additional First Lien Notes were being amortized over the remaining term of the First Lien Notes. Fees and third-party costs totaling $3.9 million related to the undrawn bridge loan were expensed for the year ended December 31, 2011 and are included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Combined Statements of Operations. Fees and third-party costs associated with the ABL credit facility expansion are being amortized over the remaining term of the facility.

        The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the issuers. See further discussion below related to the tender and redemption of all of the outstanding First Lien Notes in the fourth quarter of 2012. The Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the issuers. The indenture governing the Second Lien Notes was satisfied and discharged on January 23, 2013. See Note 18 ("Subsequent Events").

        The change of control discussed in Note 4 required CVR Energy to make an offer to repurchase all of the Issuers' outstanding Old Notes; and on June 4, 2012, the issuers offered to purchase all or any part of the Old Notes, at a cash purchase price of 101% of the aggregate principal amount of the Old Notes, plus accrued and unpaid interest, if any. The offer expired on July 5, 2012 with none of the outstanding Old Notes tendered.

  2022 Senior Secured Notes

        On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013.

        A portion of the net proceeds from the offering of the 2022 Notes approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. CRLLC used the remaining proceeds from the offering to fund a completed and settled redemption of the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount. Any remaining proceeds will be used for general corporate purposes.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Combined Statement of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and the write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of unamortized original issuance premium of $6.3 million.

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and will be amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.

        The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

        Included in other current liabilities on the Consolidated and Combined Balance Sheets is accrued interest payable totaling approximately $12.2 million and $16.1 million for the years ended December 31, 2012 and 2011, respectively, related to the Old Notes and 2022 Notes. Of the balance at December 31, 2011, $3.7 million represents cash received from the Additional First Lien Notes offering for accrued interest for the period October 1, 2011 through December 15, 2011. At December 31, 2012, the estimated fair value of the Second Lien Notes and 2022 Notes was approximately $243.0 million and $497.5 million, respectively. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The 2022 Notes are guaranteed by Refining LLC and its existing domestic subsidiaries. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and CRNF are not guarantors.

  Asset Backed (ABL) Credit Facility

        On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (the "ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility was scheduled to mature in August 2015 and replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility was used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of CVR Refining and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the Additional First Lien Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. On December 20, 2012, the ABL credit facility was amended and restated as discussed below. There were no borrowings outstanding under the ABL credit facility as of December 31, 2011.

        Borrowings under the facility bore interest based on a pricing grid determined by the previous quarter's excess availability. The pricing for borrowings under the ABL credit facility could range from LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL credit facility was determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        In connection with the ABL credit facility, CRLLC incurred lender and other third-party costs of approximately $9.1 million for the year ended December 31, 2011. As the ABL credit facility was incurred for the benefit of the operations of CVR Refining, all the debt and associated costs have been allocated to CVR Refining. These costs were deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the facility. In connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with this facility, totaling approximately $1.9 million, was written off in the first quarter of 2011. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.8 million of unamortized deferred financing costs associated with the first priority credit facility were amortized over the term of the ABL credit facility.

        In connection with the closing of CVR Partners' initial public offering in April 2011, CVR Partners and CRNF were released as guarantors of the ABL credit facility.

        In connection with the change in control described in Note 4 above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude Icahn's acquisition of Shares from the definition of change of control as provided in the ABL credit facility. Absent the ABL First Amendment, the change in control of CVR Energy described above would have triggered an event of default pursuant to the ABL credit facility.

  Amended and Restated Asset Backed (ABL) Credit Facility

        On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced the ABL credit facility described above and is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Partnership assumed CRLLC's position as borrower and CRLLC's obligations under the facility upon closing of the Initial Public Offering on January 23, 2103, as further discussed in Note 18 ("Subsequent Events").

        The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swing line loans and 90% of the total facility commitment for letters of credit.

        Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Partnership will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2012.

        In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $2.1 million for the year ended December 31, 2012. These costs will be deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. In connection with amendment of the ABL credit facility, a portion of the unamortized deferred financing costs associated with the ABL Credit Facility, totaling approximately $4.1 million, were written off in the fourth quarter of 2012. This expense is reflected on the Combined Statement of Operations as a loss on extinguishment of debt for the year ended December 31, 2012. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $2.8 million of unamortized deferred financing costs associated with the ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL credit facility.

        As of December 31, 2012, CRLLC and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.3 million and had letters of credit outstanding of approximately $27.7 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2012.

  Deferred Financing Costs

        For the years ended December 31, 2012, 2011 and 2010, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $4.1 million, $4.2 million and $3.7 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        Estimated amortization of deferred financing costs is as follows:

Year Ending December 31,	Deferred Financing
(in thousands)
2013	$2,723
2014	2,723
2015	2,723
2016	2,723
2017	2,047
Thereafter	4,215

$17,154

  Capital Lease Obligations

        As a result of the Wynnewood Acquisition, CVR Refining acquired two leases accounted for as a capital lease and a finance obligation related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. See Note 5 ("Wynnewood Acquisition") for further discussion. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 202 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 201 months remaining and will expire in September 2029. See Note 12 ("Commitments and Contingencies") for further discussion.

        Future payments required under capital lease at December 31, 2012 are as follows:

Capital Lease
(in thousands)
2013	$6,269
2014	6,311
2015	6,355
2016	6,411
2017	6,444
2018 and thereafter	76,756

Total future payments	108,546
Less: amount representing interest	56,287

Present value of future minimum payments	52,259
Less: current portion	1,091

Long-term portion	$51,168

(11) Benefit Plans

        As of December 31, 2012, CVR Energy sponsored three defined-contribution 401(k) plans (the "Plans") in which all employees of CVR Refining may participate. Participants in the Plans may elect to contribute up to 50% of their annual salaries and up to 100% of their annual income sharing. CVR Energy matches up to 100% of the first 6% of the participant's contribution for the nonunion plan,

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

100% of the first 6% of the participant's contribution for the CVR Energy union plan, and 80% on the first 5% of the participant's contributions plus a 3% employer contribution each pay period for the Wynnewood union plan. All Plans are administered by CVR Energy and contributions for the union plans were determined in accordance with provisions of negotiated labor contracts. Participants in all Plans are immediately vested in their individual contributions. All Plans have a three year vesting schedule for CVR Energy's matching funds and contain a provision to count service with any predecessor organization. CVR Energy's contributions under the Plans for employees of CVR Refining were approximately $3.3 million, $1.4 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Wynnewood Union 401(k) Plan became effective with the Wynnewood Acquisition on December 16, 2011. Participants include all Wynnewood union employees. Wynnewood non-union employees are participants in the CVR Energy 401(k) Plan.

        Beginning April 1, 2013, the Wynnewood Union 401(k) Plan will be merged into the CVR Energy union plan, thereby decreasing the number of defined-contribution 401(k) plans from three to two. The CVR Energy union plan retains its match of 100% of the first 6% of the participant's contribution. There were no changes to the nonunion plan.

(12) Commitments and Contingencies

        The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
2013	$2,786	$112,943
2014	2,237	105,430
2015	1,407	94,514
2016	948	87,473
2017	229	86,189
Thereafter	233	919,024

	$7,840	$1,405,573

(1)
This amount includes approximately $1,007.8 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR Refining leases various equipment, including real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2012, 2011 and 2010, lease expense totaled approximately $2.9 million, $1.4 million and $0.6, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase, storage capacity and pipeline transportation services. See below for further discussion and related expense of material long-term commitments.

        CRRM has a Pipeline Construction, Operation and Transportation Commitment Agreement with Plains Pipeline, L.P. ("Plains Pipeline") pursuant to which Plains Pipeline constructed a crude oil pipeline from Cushing, Oklahoma to Caney, Kansas. The term of the agreement expires on March 1, 2025. Pursuant to the agreement, CRRM transports approximately 80,000 barrels per day of its crude oil requirements for the Coffeyville refinery at a fixed charge per barrel for the first five years of the agreement and for the remaining fifteen years of the agreement, CRRM must transport all of its non-gathered crude oil up to the capacity of the pipeline. The rate is subject to a Federal Energy Regulatory Commission ("FERC") tariff and is subject to change on an annual basis per the agreement. Lease expense associated with this agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled approximately $12.5 million, $9.8 million and $11.4 million, respectively.

        During 2005, CRRM entered into a Pipeage Contract with Mid-America Pipeline Company ("MAPL") pursuant to which CRRM agreed to ship a minimum quantity of NGLs on an inbound pipeline operated by MAPL between Conway, Kansas and Coffeyville, Kansas. Pursuant to the contract, CRRM is obligated to ship 2.0 million barrels ("Minimum Commitment") of NGLs per year at a fixed rate per barrel. All barrels above the Minimum Commitment are at a different fixed rate per barrel. The rates are subject to a tariff approved by the Kansas Corporation Commission ("KCC") and are subject to change throughout the term of this contract as ordered by the KCC. In 2011, MAPL filed an application with KCC to increase rates, as discussed in further detail below in the Litigation section. Lease expense associated with this contract agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled approximately $3.5 million, $1.3 million and $2.4 million, respectively.

        During 2004, CRRM entered into a Transportation Services Agreement with CCPS Transportation, LLC ("CCPS") pursuant to which CCPS reconfigured an existing pipeline ("Spearhead Pipeline") to transport Canadian sourced crude oil to Cushing, Oklahoma. The agreement expires March 1, 2016. Pursuant to the agreement and pursuant to options for increased capacity which CRRM has exercised, CRRM is obligated to pay an incentive tariff, which is a fixed rate per barrel for a minimum of 10,000 barrels per day. Lease expense associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled approximately $6.1 million, $8.4 million and $16.6 million, respectively.

        During 2004, CRRM entered into a Terminalling Agreement with Plains Marketing, LP ("Plains") whereby CRRM has the exclusive storage rights for working storage, blending, and terminalling services at several Plains tanks in Cushing, Oklahoma. During 2007, CRRM entered into an Amended and Restated Terminalling Agreement with Plains that replaced the 2004 agreement. Pursuant to the Amended and Restated Terminalling Agreement, CRRM is obligated to pay fees on a minimum throughput volume commitment of 29.2 million barrels per year. Fees are subject to change annually based on changes in the Consumer Price Index ("CPI-U") and the Producer Price Index ("PPI-NG"). Expenses associated with this agreement, included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled approximately $2.6 million, $2.4 million and $2.5 million, respectively. The original term of the Amended and Restated Terminalling Agreement expires December 31, 2014, but is subject to annual automatic extensions of one year beginning two years and one day following the effective date of the agreement,

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and successively every year thereafter unless either party elects not to extend the agreement. Concurrently with the above-described Amended and Restated Terminalling Agreement, CRRM entered into a separate Terminalling Agreement with Plains whereby CRRM has obtained additional exclusive storage rights for working storage and terminalling services at several Plains tanks in Cushing, Oklahoma. CRRM is obligated to pay Plains fees based on the storage capacity of the tanks involved, and such fees are subject to change annually based on changes in the Producer Price Index ("PPI-FG" and "PPI-NG"). Expenses associated with this Terminalling Agreement totaled approximately $3.4 million, $3.3 million and $3.1 million for 2012, 2011 and 2010, respectively. Select tanks covered by this agreement have been designated as delivery points for crude oil.

        During 2006, CRRM entered into a Lease Storage Agreement with Enterprise Crude Pipeline LLC ("Enterprise") (as successor in interest to TEPPCO Crude Pipeline, L.P.) whereby CRRM leases tank capacity at Enterprise's Cushing tank farm in Cushing, Oklahoma. In September 2006, CRRM exercised its option to increase the shell capacity leased at the facility subject to this agreement. Pursuant to the agreement, CRRM is obligated to pay a monthly per barrel fee regardless of the number of barrels of crude oil actually stored at the leased facilities. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled approximately $2.4 million, $1.8 million and $1.3 million, respectively. CRRM and Enterprise entered into a new five-year lease agreement for the above-described tank capacity effective March 1, 2011.

        On October 10, 2008, CRRM entered into ten year agreements with Magellan Pipeline Company LP ("Magellan") that will allow for the transportation of an additional 20,000 barrels per day of refined fuels from CVR Refining's Coffeyville, Kansas refinery and the storage of refined fuels on the Magellan system. CRRM commenced usage of the capacity lease in December 2009 and the storage of refined fuels commenced in April 2010. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, totaled $2.1 million, $0.7 million and $0.6 million, respectively.

        On December 15, 2011, CVR Refining consummated the Wynnewood Acquisition, which resulted in the assumption of certain agreements. CVR Refining assumed a throughput and deficiency agreement with Excel Pipeline LLC that expires in 2020. Under the agreement, CVR Refining is obligated to pay a tariff fee on the minimum daily volume of crude oil or else pay for any deficiencies. Expenses associated with the throughput and deficiency agreement totaled $3.6 million for the year ended December 31, 2012.

  Crude Oil Supply Agreement

        On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the "Previous Supply Agreement"). Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk.

        The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

  Litigation

        From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters". Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated and combined financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

        Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases. The settlement will not have a material adverse effect on the consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        On December 17, 2012, Gary Community Investment Company, F/K/A The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as "Gary-Williams") filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR Energy and CRLLC (referred to collectively for purposes of this paragraph as "CVR"). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the "Purchase Agreement"). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by an among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.

        On July 25, 2011, Mid-America Pipeline Company, LLC ("MAPL") filed an application with the Kansas Corporation Commission ("KCC") for the purpose of establishing rates ("New Rates") effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas ("Inbound Line") and between Coffeyville, Kansas and El Dorado, Kansas ("Outbound Line"). CRRM ships refined fuels on the Outbound Line ships natural gas liquids on the Inbound Line. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at the U.S. Federal Energy Regulatory Commission ("FERC"). Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line was effective April 1, 2012 and the Settlement Rate on the Outbound Line was effective June 1, 2012. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.

        Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") is an affiliate of CRRM. On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012 which, among other things, generally provides that the nitrogen fertilizer plant will be appraised at a total value of $35.0 million for tax years 2013 through 2016 which will lower CRNF's property taxes by about $10.5 million per year based on current mill levy rates. In addition, on February 25, 2013, CRRM also agreed to a settlement with Montgomery County that generally provides the Coffeyville refinery will be appraised at a total value of $160.0 million for tax years 2013 through 2016. This is a continuation of the settlement CRRM has had with Montgomery County for tax years 2007 through 2012.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

  Flood, Crude Oil Discharge and Insurance

        Crude oil was discharged from CVR Refining's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR Refining received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR Refining in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR Refining has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the consolidated and combined financial statements. CVR Refining believes that the resolution of the remaining claim will not have a material adverse effect on the consolidated and combined financial statements.

        As a result of the crude oil discharge that occurred on July 1, 2007, CVR Refining entered into an administrative order on consent (the "Consent Order") with the EPA on July 10, 2007. As set forth in the Consent Order, the U.S. Environmental Protection Agency (the "EPA") concluded that the discharge of crude oil from CVR Refining's Coffeyville refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, CVR Refining agreed to perform specified remedial actions to respond to the discharge of crude oil from CVR Refining's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. CVR Refining prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided CVR Refining with a notice of completion indicating that CVR Refining has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.

        On October 25, 2010, CVR Refining received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. CVR Refining responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. (See "Environmental, Health and Safety ("EHS") Matters" below.) CRRM has reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree that was filed with the Court on February 12, 2013 (the "2013 Consent Decree"). CRRM will pay a civil penalty in the amount of $0.6 million for CWA violations and reimburse the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make upgrades to the Coffeyville refinery, including flood control measures, the installation of river modeling and monitoring procedures, the implementation of a wet weather plan and training employees on proper shutdown procedures during a flood. The parties also reached an agreement to settle DOJ's RMP claims, but DOJ has re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material.

        CVR Refining is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants' reservations and defenses, CVR Refining cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of the claims. CVR Refining has received $25.0 million of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment of the primary pollution liability policy limit.

        The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers related to these events.

Environmental, Health, and Safety ("EHS") Matters

        CRRM, CRCT, CRT and WRC are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.

        CRRM, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution. Therefore, CRRM, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of December 31, 2012 and 2011, environmental accruals of approximately $2.3 million and $1.9 million, respectively, were reflected in the Consolidated and Combined Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.7 million and $0.5 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2012 and 2011, respectively. The accruals include estimated closure and post-closure costs of

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $0.8 million and $0.9 million for two landfills at December 31, 2012 and 2011, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)
2013	$724
2014	334
2015	184
2016	127
2017	109
Thereafter	1,056

Undiscounted total	2,534
Less amounts representing interest at 1.47%	210

Accrued environmental liabilities at December 31, 2012	$2,324

        Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

        CRRM, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

        In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the Icahn Enterprises acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $59.0 million for CRRM and $94.0 million for WRC.

        CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits known as renewable identification numbers ("RINs") in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be "renewable fuel." About 9.6% of all transportation fuel is required to be "renewable fuel" in 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The petroleum business currently purchases RINs for some fuel categories on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with RFS. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. The Wynnewood refinery is required to comply beginning in 2013. In the future, the petroleum business likely will be required to purchase additional RINs on the open market or waiver credits from the EPA to comply with RFS. The petroleum business cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, the Coffeyville and Wynnewood refineries may be impacted by increased operating expenses and production costs to meet the mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers.

        The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2013. If the EPA were to propose a standard at the level currently being discussed in the pre-proposal phase by the EPA, CRRM will need to make capital expenditures and install controls in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional controls or capital expenditures to meet the anticipated new standard. The Company does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.

        In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, the Partnership was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $41.0 million, of which approximately $39.0 million is expected to be capital expenditures. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $2.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.

        The EPA has investigated CRRM's operation for compliance with the RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. The Partnership has reached an agreement with DOJ to settle the RMP claims, but the DOJ re-opened the negotiations. Any liability to DOJ related to the RMP claims is not expected to be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.

        WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, the Partnership does not anticipate that the costs of any required additional controls or operational changes would be material.

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2012, 2011 and 2010, capital expenditures were approximately $27.9 million, $7.4 million and $13.0 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

        CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

  Wynnewood Refinery Incident

        On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

down for turnaround maintenance at the time of the incident. The Partnership has completed an internal investigation of the incident and continues to cooperate with OSHA and Oklahoma Department of Labor ("ODL") investigations.

(13) Fair Value Measurements

        ASC Topic 820 — Fair Value Measurements and Disclosures ("ASC 820") established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount from the perspective of a market participant that holds the asset or owes the liability at the measurement date.

        ASC 820 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities such as a business), the income approach (techniques to convert future amounts to a single current amount based on market expectations about those future amounts including present value techniques and option pricing), and the cost approach (amount that would be required currently to replace the service capacity of an asset which is often referred to as a replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels.

  •
  Level 1 — Quoted prices in active markets for identical assets or liabilities

  •
  Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3 — Significant unobservable inputs (including CVR Refining's own assumptions in determining the fair value)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2012 and 2011.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$—	$—	$—	$—
Other current assets (marketable securities)	38	—	—	38
Other current assets (derivative agreements)	—	—	—	—
Other long-term assets (derivative agreements)	—	938	—	938

Total Assets	$38	$938	$—	$976

Other current liabilities (derivative agreements)	—	(67,747)	—	(67,747)
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$(67,747)	$—	$(67,747)

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$2,745	$—	$—	$2,745
Other current assets (derivative agreements)	—	63,051	—	63,051
Other long-term assets (derivative agreements)	—	18,831	—	18,831

Total Assets	$2,745	$81,882	$—	$84,627

Other current liabilities (derivative agreements)	—	—	—	—
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$—	$—	$—

        As of December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's marketable securities and derivative instruments. Additionally, the fair value of the debt issuances is disclosed in Note 10 ("Long-Term Debt"). The commodity derivative contracts are valued using broker quoted market prices of similar commodity contracts using level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2012.

(14) Derivatives and Financial Instruments

        Gain (loss) on derivatives, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Realized gain (loss) on other derivative agreements	$(137,565)	$(7,182)	$(2,140)
Unrealized gain (loss) on other derivative agreements	(148,027)	85,262	634

Total gain (loss) on derivatives, net	$(285,592)	$78,080	$(1,506)

        CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining entered into certain commodity derivate contracts and, through CRLLC, entered into an interest rate swap as required by the long-term debt agreements. The commodity derivative contracts are for the purpose of managing price risk on crude oil and finished goods and the interest rate swap was for the purpose of managing interest rate risk until June 30, 2010.

        CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Combined Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

        CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated and Combined Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated and Combined Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as another current asset or another current liability within the Consolidated and Combined Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December, 2012 was a net loss of $14,000 included in accrued liabilities. For the year ended December 31, 2012, the Partnership recognized a realized loss of $10.9 million and an unrealized loss of $0.8 million, which is recorded in loss on derivatives, net in the Combined Statement of Operations.

  Commodity Swap

        Beginning September 2011, CRLLC, for the benefit of CRRM, entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated and Combined Balance Sheets with changes in fair value currently recognized in the Combined Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2012 and 2011, CVR Refining had open commodity hedging instruments consisting of 23.3 million and 13.0 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2012 was a net unrealized loss of $66.8 million, $67.7 million of which is included in current liabilities and $0.9 million is included in non-current assets. The fair value of the outstanding contracts at December 31, 2011 was a net unrealized gain of $80.4 million, $61.6 million of which is included in current assets and $18.8 million is included in non-current assets. For the years ended December 31, 2012 and 2011, the Partnership recognized a realized loss of $126.6 million and $0, respectively, and an unrealized loss of $147.3 million and an unrealized gain of $80.4 million, respectively, which are recorded in gain (loss) on derivatives, net in the Combined Statements of Operations. In addition, the consolidated and combined financial statements include a commodity swap assumed as part of its Wynnewood Acquisition that expired on December 31, 2011. This commodity swap was not designated as a hedge.

  Interest Rate Swap

        Until June 30, 2010, CRLLC, on behalf of the Refining Subsidiaries, held derivative contracts known as interest rate swap agreements (the "Interest Rate Swap") that converted floating-rate bank debt into 4.195% fixed-rate debt on a notional amount of $180.0 million from March 31, 2009 until March 31, 2010 and $110.0 million from March 31, 2010 until June 30, 2010. The Interest Rate Swap expired on June 30, 2010. Half of the Interest Rate Swap agreements were held with a related party (as described in Note 15, "Related Party Transactions"), and the other half were held with a financial institution that was also a lender under CRLLC's first priority credit facility until April 6, 2010.

        Under the Interest Rate Swap, CRLLC paid the fixed rate of 4.195% and received a floating rate based on three month LIBOR rates, with payments calculated on the notional amount. The notional amount did not represent the actual amount exchanged by the parties but instead represented the amount on which the contracts are based. The Interest Rate Swap was settled quarterly and marked to

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

market at each reporting date with all unrealized gains and losses recognized on the Combined Statement of Operations.

(15) Related Party Transactions

        In connection with the formation of CVR Refining in September 2012, CVR Refining and CRRM entered into an agreement with CVR Energy and its subsidiaries that governs the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the initial public offering of CVR Partners; the agreements are described as in effect at December 31, 2012. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Consolidated and Combined Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on CVR Refining's Consolidated and Combined Balance Sheets.

  Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Partnership was a member of the buying group in 2012 through its relationship with CVR Energy. Prior to December 31, 2012, the Partnership did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

        In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC ("Insight Portfolio Group"). CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

  Feedstock and Shared Services Agreement

        CRRM entered into a feedstock and shared services agreement with CRNF under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock agreement, CRRM and CRNF have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the years ended December 31, 2012, 2011 and 2010, the net sales generated from the sale of hydrogen to CRNF were approximately $0.2 million, $1.0 million and $1.8 million, respectively. For the years ended December 31, 2012, 2011

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and 2010, CVR Refining also recognized $6.3 million, $14.2 million and $0.1 million of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility, respectively. At December 31, 2012 and 2011, there was approximately $0.2 million and $0.1 million, respectively, of payables included in accounts payable on the Consolidated and Combined Balance Sheets associated with unpaid balances related to hydrogen.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the years ended December 31, 2012, 2011 and 2010 were approximately $10,000, $0.2 million and $0.1 million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the years ended December 31, 2012, 2011 and 2010, were approximately $1.4 million, $1.5 million and $0.8 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the years ended December 31, 2012 and 2011, CRRM recognized approximately $0.2 million of direct operating expenses generated from the purchase of tail gas from CRNF.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At December 31, 2012 and 2011, an asset of approximately $0.5 million was included in other current assets and approximately $0.4 million and $0.8 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.3 million and $1.5 million, respectively, in other non-current liabilities in the Consolidated and Combined Balance Sheets.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $0.3 million was incurred by CRRM for the use of tank capacity for the year ended December 31, 2012 and 2011. This expense was recorded as direct operating expenses. No amounts were paid in prior years.

        The agreement has an initial term of 20 years, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

        At December 31, 2012 and 2011, payables of $0.4 million and $0.3 million, respectively, were included in accounts payable on the Consolidated and Combined Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement. At December 31, 2012 and 2011, receivables of $0.4 million and $0.3 million, respectively, were included in

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

prepaid expenses and other current assets on the Consolidated and Combined Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

  Coke Supply Agreement

        CRRM entered into a coke supply agreement with CRNF pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

        The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for urea ammonium nitrate ("UAN"), or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

        CRNF pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. Amounts payable under the feedstock and shared services agreements can be offset with any amount receivable for pet coke.

        The agreement has an initial term of 20 years and will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

        Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $9.9 million, $11.4 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Receivables of $0.6 million and $1.0 million related to the coke supply agreement were included in accounts receivable on the Consolidated and Combined Balance Sheets at December 31, 2012, and 2011, respectively.

  Lease Agreement

        CRRM entered into a lease agreement with CRNF under which CRNF leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the years ended December 31, 2012, 2011 and 2010, amounts received related to the use of the office and laboratory space totaled approximately $0.1 million for all years. There were no receivables outstanding with respect to the lease agreement as of December 31, 2012 and 2011, respectively.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

  Environmental Agreement

        CRRM entered into an environmental agreement with CRNF which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville, Kansas refinery and the nitrogen fertilizer plant. Generally, both CRRM and CRNF have agreed to indemnify and defend each other and each other's affiliates against liabilities associated with certain hazardous materials and violations of environmental laws that are a result of or caused by the indemnifying party's actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.

        The agreement provides for indemnification in the case of contamination or releases of hazardous materials that were present but unknown at the time the agreement was entered into to the extent such contamination or releases are identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the execution of the agreement.

        The term of the agreement is for at least 20 years, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

  Interest Rate Swap

        On June 30, 2005, CRLLC entered into three Interest Rate Swap agreements with J. Aron for the benefit of CRRM. Approximately $(16,000) was recognized in gain (loss) on derivatives, net, related to these swap agreements for the year ended December 31, 2010. The Interest Rate Swap expired June 30, 2010.

  Financing and Other

        In March 2010, CRLLC amended its outstanding first priority credit facility, which was incurred for the benefit of the Refining Subsidiaries. In connection with the amendment, CVR Refining paid a subsidiary of GS fees and expenses of approximately $0.9 million for their services as lead bookrunner. In addition, on April 6, 2010, a subsidiary of GS received a fee of $2.0 million as a participating underwriter upon completion of the issuance of the Old Notes (as described in Note 10 "Long-Term Debt").

        For the years ended December 31, 2011 and 2010, CVR Refining recognized approximately $0.5 million and $0.7 million, respectively, in expenses for the benefit of GS, Kelso Investment Associates VII, L.P. and related entities, and the president, chief executive officer and chairman of the Board of CVR Energy, in connection with CVR Energy's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(16) Major Customers and Suppliers

        Sales to major customers were as follows:

	Year Ended December 31,
	2012	2011	2010
Customer A	10%	15%	14%
Customer B	9%	12%	11%
Customer C	8%	9%	10%

	27%	36%	35%

        CRRM obtained crude oil from one supplier under a long-term supply agreement during 2012, 2011 and 2010. Purchases contracted as a percentage of the total cost of product sold (exclusive of depreciation and amortization) for each of the periods were as follows:

	Year Ended December 31,
	2012	2011	2010
Supplier A	45%	65%	64%

(17) Selected Quarterly Financial Information (unaudited)

        Summarized quarterly financial data for December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in thousands)
Net sales	$1,898,485	$2,229,629	$2,337,457	$1,816,173
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,630,665	1,866,245	1,694,122	1,476,484
Direct operating expenses (exclusive of depreciation and amortization)	92,703	71,583	88,890	173,351
Selling, general and administrative (exclusive of depreciation and amortization)	20,214	26,096	21,244	18,626
Depreciation and amortization	26,259	26,638	27,458	27,288

Total operating costs and expenses	1,769,841	1,990,562	1,831,714	1,695,749

Operating income	128,644	239,067	505,743	120,424
Other income (expense):
Interest expense and other financing costs	(18,836)	(18,991)	(18,217)	(20,170)
Realized loss on derivatives, net	(19,086)	(8,069)	(53,271)	(57,139)
Unrealized gain (loss) on derivatives, net	(128,167)	46,886	(115,699)	48,953
Loss on extinguishment of debt	—	—	—	(37,540)
Other income, net	81	628	14	33

Total other income (expense)	(166,008)	20,454	(187,173)	(65,863)

Net income (loss)	$(37,364)	$259,521	$318,570	$54,561

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Quarter
	First	Second	Third	Fourth
	(in thousands)
Net sales	$1,111,978	$1,376,681	$1,284,677	$979,478
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	931,001	1,122,763	1,024,779	849,077
Direct operating expenses (exclusive of depreciation and amortization)	45,410	44,054	54,510	103,691
Selling, general and administrative (exclusive of depreciation and amortization)	12,951	9,361	9,175	19,495
Depreciation and amortization	16,916	16,966	16,990	18,980

Total operating costs and expenses	1,006,278	1,193,144	1,105,454	991,243

Operating income (loss)	105,700	183,537	179,223	(11,765)
Other income (expense):
Interest expense and other financing costs	(12,956)	(13,401)	(12,841)	(13,797)
Realized gain (loss) on derivatives, net	(18,848)	483	67	11,116
Unrealized gain (loss) on derivatives, net	(3,258)	6,448	(9,991)	92,063
Loss on extinguishment of debt	(1,908)	(170)	—	—
Other income (expense), net	377	327	33	(159)

Total other income (expense)	(36,593)	(6,313)	(22,732)	89,223

Net income	$69,107	$177,224	$156,491	$77,458

(18) Subsequent Events

        CVR Refining evaluated subsequent events, if any, that would require an adjustment to CVR Refining's consolidated and combined financial statements or require disclosure in the notes to the consolidated and combined financial statements through the date of issuance of the consolidated and combined financial statements.

        On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million in the first quarter of 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    As of December 31, 2012, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in Internal Control Over Financial Reporting.    There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Refining, LP

        Our general partner, CVR Refining GP, LLC, manages our operations and activities subject to the terms and conditions specified in our partnership agreement. Our general partner is owned by CVR Refining Holdings, a wholly-owned indirect subsidiary of CVR Energy. The operations of our general partner in its capacity as general partner are managed by its board of directors. Actions by our general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of our general partner and not by the board of directors of our general partner. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. The officers of our general partner manage the day-to-day affairs of our business.

        Limited partners are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our partnership agreement contains various provisions which replace default fiduciary duties with contractual corporate governance standards. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

        As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE's corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors of our general partner consist of independent directors;

  •
  the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

  •
  the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.

        As a result of these exemptions, our general partner's board of directors does not consist of a majority of independent directors, may choose to not have a compensation committee or have a compensation committee that does not consist entirely of independent directors, and does not currently intend to establish a nominating/corporate governance committee. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

        The board of directors of our general partner currently consists of eleven directors.

        The board of directors of our general partner has established an audit committee consisting of members who have been determined to meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee currently consists of Glenn R. Zander (chairman), Jon R. Whitney and Kenneth Shea. The audit committee's responsibilities are to review our accounting and auditing principles and procedures, accounting functions and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent accountants; to review with the independent accountants the plans and results of the auditing engagement; and to oversee "whistle-blowing" procedures and certain other compliance matters. The board of directors of our general partner has determined that Glenn R. Zander qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE.

        In addition, the board of directors of our general partner established a conflicts committee consisting entirely of independent directors. The conflicts committee currently consists of Glenn R. Zander, Jon R. Whitney and Kenneth Shea. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders.

        The board of directors of our general partner has also established a compensation committee. The compensation committee currently consists of Vincent J. Intrieri (chairman), Samuel Merksamer and Daniel A. Ninivaggi. The compensation committee (1) establishes policies and periodically determines matters involving executive compensation, (2) grants or recommends the grant of equity awards under the CVR Refining LTIP, (3) provides counsel regarding key personnel selection, (4) may elect to retain independent compensation consultants, (5) recommends to the board of directors the structure of non-employee director compensation and (6) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, beginning in 2013, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws.

        The board of directors of our general partner has created an environmental, health and safety committee. The environmental, health and safety committee currently consists of Jon R. Whitney (chairman), Keith Cozza and Stanley A. Riemann. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives.

        Whenever our general partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such other action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law. Examples include the exercise of its call right or its registration rights, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the partnership. Decisions by our general partner that are made in its individual capacity are made by CVR Refining Holdings, the sole member of our general partner, not by the board of directors of our general partner.

Communications with Directors

        Unitholders and other interested parties wishing to communicate with our Board may send a written communication addressed to:

CVR Refining, LP
2277 Plaza Drive, Suite 500
Sugar Land, Texas 77479
Attention: Senior Vice President, General Counsel and Secretary

        Our General Counsel will forward all appropriate communications directly to our Board or to any individual director or directors, depending upon the facts and circumstances outlined in the communication. Any unitholder or other interested party who is interested in contacting only the independent directors or non-management directors as a group or the director who presides over the meetings of the independent directors or non-management directors may also send written communications to the contact above and should state for whom the communication is intended.

Compensation Committee Interlocks and Insider Participation

        We were formed in September 2012 for the purpose of holding the petroleum refining and logistics assets which, prior to the Initial Public Offering in January 2013, comprised a portion of the assets of CVR Energy. As such, our general partner did not participate in the design or implementation of, nor accrue any obligations with respect to, compensation for its directors and executive officers that provided services to us during the fiscal year ended December 31, 2012. Likewise, our general partner did not have a compensation committee prior to the Initial Public Offering in January 2013.

Executive Officers and Directors

        The following table sets forth the names, positions and ages (as of March 8, 2013) of the executive officers and directors of our general partner.

        Certain of the executive officers of our general partner are also executive officers of CVR Energy and CVR Partners' general partner, and are providing their services to our general partner and us pursuant to the services agreement among us, CVR Energy and our general partner. The executive officers listed below divide their working time between the management of CVR Energy, CVR Partners and us. We estimate that our executive officers will spend the following percentage of their working time managing us for the year ending December 31, 2013: John J. Lipinski (55%), Stanley A. Riemann (50%), Susan M. Ball (45%), Edmund S. Gross (40%), Robert W. Haugen (100%), Wyatt E. Jernigan (100%), Christopher G. Swanberg (60%) and David L. Landreth (100%).

Name	Age	Position With Our General Partner
John J. Lipinski	62	Chief Executive Officer and President, Director
Stanley A. Riemann	61	Chief Operating Officer, Director
Susan M. Ball	49	Chief Financial Officer and Treasurer
Edmund S. Gross	62	Senior Vice President, General Counsel and Secretary
Robert W. Haugen	54	Executive Vice President, Refining Operations
Wyatt E. Jernigan	61	Executive Vice President, Crude Oil Acquisition and Petroleum Marketing
Christopher G. Swanberg	55	Vice President, Environmental, Health and Safety
David L. Landreth	56	Vice President, Economics and Planning
Carl C. Icahn	77	Director
Vincent J. Intrieri	56	Director
Daniel A. Ninivaggi	48	Director
SungHwan Cho	38	Director
Samuel Merksamer	32	Director
Glenn R. Zander	65	Director
Jon R. Whitney.	68	Director
Keith Cozza	34	Director
Kenneth Shea	54	Director

        John J. Lipinski has served as the Chief Executive Officer and President of our general partner, as well as director on the board of directors of our general partner, since our inception in September 2012. In addition, he has served as CVR Energy's Chief Executive Officer and President and as a member of its board of directors since September 2006, and previously served as the Chairman of its board of directors from April 2009 until May 2012. In addition, Mr. Lipinski has served as Executive Chairman of the board of directors of the general partner of CVR Partners since June 2011 and, prior to assuming such role, served as Chief Executive Officer, President and a director of CVR Partners' general partner beginning in October 2007 and as Chairman of the board of directors of CVR Partners' general partner beginning in November 2010. Mr. Lipinski has over 40 years of experience in the petroleum refining industry. He began his career with Texaco Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal Corporation's refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. Mr. Lipinski left El Paso in 2002 and became an independent management consultant. In 2004, he became a managing director and partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski graduated from Stevens Institute of Technology with a bachelor's degree in Engineering (chemical) and received a Juris Doctor degree from Rutgers University School of Law. Mr. Lipinski's over 40 years of experience in the petroleum refining industry adds significant value to the board of directors of our general partner, and his in-depth knowledge of the issues, opportunities and challenges facing us provides the direction and focus the board needs to ensure the most critical matters are addressed.

        Stanley A. Riemann has served as Chief Operating Officer of our general partner since our inception in September 2012. Mr. Riemann has also served as Chief Operating Officer of CVR Energy since September 2006 and Chief Operating Officer of CRLLC since February 2004. In addition, since October 2007, Mr. Riemann has served as the Chief Operating Officer of the general partner of CVR Partners, and since June 2011 he has been a director of the general partner of CVR Partners. Prior to joining CRLLC in February 2004, Mr. Riemann held various positions associated with the Crop

Production and Petroleum Energy Division of Farmland Industries, Inc. ("Farmland") for over 30 years, including, most recently, Executive Vice President of Farmland and President of Farmland's Energy and Crop Nutrient Division. In this capacity, he was directly responsible for managing the petroleum refining operation and all domestic fertilizer operations, which included the Trinidad and Tobago nitrogen fertilizer operations. His leadership also extended to managing Farmland's interests in SF Phosphates in Rock Springs, Wyoming and Farmland Hydro, L.P., a phosphate production operation in Florida and managing all company-wide transportation assets and services. Mr. Riemann has served as a board member and board chairman on several industry organizations including the Phosphate Potash Institute, the Florida Phosphate Council and the International Fertilizer Association. He currently serves on the Board of The Fertilizer Institute. Mr. Riemann received a Bachelor of Science degree from the University of Nebraska and an MBA from Rockhurst University. Mr. Riemann's extensive knowledge of all aspects of our petroleum refining operations gained through his significant management experience provides insight into the issues facing our business, and qualifies him to serve on the board of directors of our general partner.

        Susan M. Ball has served as Chief Financial Officer and Treasurer of our general partner since our inception in September 2012. Ms. Ball has also served as the Chief Financial Officer and Treasurer of CVR Energy and of the general partner of CVR Partners since August 2012, and prior to that, as Vice President, Chief Accounting Officer and Assistant Treasurer of CVR Energy and the general partner of CVR Partners since October 2007 and as Vice President, Chief Accounting Officer and Assistant Treasurer for CRLLC since May 2006. Ms. Ball has more than 25 years of experience in the accounting industry, with more than 12 years serving clients in the public accounting industry. Prior to joining CVR Energy, she served as a Tax Managing Director with KPMG LLP, where she was responsible for all aspects of federal and state income tax compliance and tax consulting, which included a significant amount of mergers and acquisition work on behalf of her clients. Ms. Ball received a Bachelor of Science in Business Administration from Missouri Western State University and is a Certified Public Accountant.

        Edmund S. Gross has served as Senior Vice President, General Counsel and Secretary of our general partner since our inception in September 2012. Mr. Gross has also served as the Senior Vice President, General Counsel and Secretary of CVR Energy since October 2007, Vice President, General Counsel and Secretary of CVR Energy since September 2006 and General Counsel and Secretary of CRLLC since July 2004. Since October 2007, Mr. Gross has also served as the Senior Vice President, General Counsel and Secretary of the general partner of CVR Partners. Prior to joining CRLLC, Mr. Gross was Of Counsel at Stinson Morrison Hecker LLP in Kansas City, Missouri from 2002 to 2004, was Senior Corporate Counsel with Farmland from 1987 to 2002 and was an associate and later a partner at Weeks, Thomas & Lysaught, a law firm in Kansas City, Kansas, from 1980 to 1987. Mr. Gross received a Bachelor of Arts degree in history from Tulane University, a Juris Doctor from the University of Kansas and an MBA from the University of Kansas.

        Robert W. Haugen has served as Executive Vice President, Refining Operations of our general partner since our inception in September 2012. Mr. Haugen joined CVR Energy on June 24, 2005 and has served as Executive Vice President, Refining Operations at CVR Energy since September 2006. He served as Executive Vice President — Engineering & Construction at CRLLC since June 24, 2005. Mr. Haugen brings more than 30 years of experience in the refining, petrochemical and nitrogen fertilizer business to CVR Energy. Prior to joining us, Mr. Haugen was a managing director and Partner of Prudentia Energy, an advisory and management firm focused on mid-stream/downstream energy sectors, from January 2004 to June 2005. On leave from Prudentia, he served as the Senior Oil Consultant to the Iraqi Reconstruction Management Office for the U.S. Department of State. Prior to joining Prudentia Energy, Mr. Haugen served in numerous engineering, operations, marketing and management positions at the Howell Corporation and at the Coastal Corporation. Upon the merger of Coastal and El Paso in 2001, Mr. Haugen was named Vice President and General Manager for the

Coastal Corpus Christi Refinery and later held the positions of Vice President of Chemicals and Vice President of Engineering and Construction. Mr. Haugen received a Bachelor of Science degree in Chemical Engineering from the University of Texas.

        Wyatt E. Jernigan has served as Executive Vice President, Crude Oil Acquisition and Petroleum Marketing of our general partner since our inception in September 2012. Mr. Jernigan has served as Executive Vice President, Crude Oil Acquisition and Petroleum Marketing of CVR Energy since September 2006 and as Executive Vice President — Crude & Feedstocks of CRLLC since June 24, 2005. Mr. Jernigan has more than 30 years of experience in the areas of crude oil and petroleum products related to trading, marketing, logistics and business development. Most recently, Mr. Jernigan was a managing director with Prudentia Energy, an advisory and management firm focused on mid-stream/downstream energy sectors, from January 2004 to June 2005. Most of his career was spent with Coastal Corporation and El Paso, where he held several positions in crude oil supply, petroleum marketing and asset development, both domestic and international. Following the merger between Coastal Corporation and El Paso in 2001, Mr. Jernigan assumed the role of Managing Director for Petroleum Markets Originations. Mr. Jernigan attended Virginia Wesleyan College, majoring in Sociology and has training in petroleum fundamentals from the University of Texas.

        Christopher G. Swanberg has served as Vice President, Environmental, Health and Safety of our general partner since our inception in September 2012. Mr. Swanberg has also served as Vice President, Environmental, Health and Safety of CVR Energy since September 2006, as Vice President, Environmental, Health and Safety at CRLLC since June 2005 and as Vice President, Environmental, Health and Safety of the general partner of CVR Partners since October 2007. He has served in numerous management positions in the petroleum refining industry such as Manager, Environmental Affairs for the refining and marketing division of Atlantic Richfield Company (ARCO) and Manager, Regulatory and Legislative Affairs for Lyondell-Citgo Refining. Mr. Swanberg's experience includes technical and management assignments in project, facility and corporate staff positions in all environmental, safety and health areas. Prior to joining CRLLC, he was Vice President of Sage Environmental Consulting, an environmental consulting firm focused on petroleum refining and petrochemicals, from September 2002 to June 2005. Mr. Swanberg received a Bachelor of Science degree in Environmental Engineering Technology from Western Kentucky University and an MBA from the University of Tulsa.

        David L. Landreth has served as Vice President, Economics and Planning of our general partner since our inception in September 2012. Mr. Landreth has also served as Vice President, Economics and Planning of CRLLC Refining and Marketing since January 2009. Mr. Landreth has more than 30 years' experience in refining and petrochemicals in areas relating to crude, feedstock, product and process optimization, commercial activities, acquisitions and capital utilization. He has served in numerous management positions in the petroleum industry. Most of his career was in various refining and marketing positions with the Coastal Corporation. Following the merger between Coastal and El Paso in 2001, Mr. Landreth assumed the position of Director of Refining Optimization and Commercial Management. Before joining CRLLC in 2005, he was the Director of Refining and Marketing Economics and Planning at Holly Corporation in Dallas. Mr. Landreth received a B.S. degree in Chemistry from Northwestern Oklahoma State University.

        Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore

Corp. and CCI Offshore Corp. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion). Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing business, since June 2012; chairman of the board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; a director of Federal — Mogul Corporation, a supplier of automotive powertrain and safety components, since December 2007, and the non-executive chairman of the board of FederalMogul since January 2008; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003; and chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, since 1994. Mr. Icahn was previously: a director of WestPoint Home LLC, a home textiles manufacturer, from October 2005 until December 2011; a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies, from July 1993 to July 2010; a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment, from May 2005 to January 2010; a director of Motricity Inc., a mobile data services provider, from April 2008 to January 2010; a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide, from August 2008 to October 2009; a director of WCI Communities, Inc., a homebuilding company, from August 2007 to September 2009, and was chairman of the board of WCI from September 2007 to September 2009; a director of ImClone Systems Incorporated, a biopharmaceutical company, from September 2006 to November 2008, and was chairman of the board of ImClone from October 2006 to November 2008; chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the former owner and operator of The Sands Hotel and Casino in Atlantic City, from September 2000 to February 2007; chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005; and the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, Nevada, which, until February 2008, was a subsidiary of Icahn Enterprises, from October 1998 to May 2004. Mr. Icahn received his B.A. from Princeton University. Mr. Icahn brings to his role as director his significant business experience and leadership role as director in various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.

        Vincent J. Intrieri has been employed by Icahn related entities since October 1998 in various investment related capacities. Since January 2008, Mr. Intrieri has served as Senior Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages private investment funds. In addition, since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Onshore LP, the general partner of Icahn Partners LP, and Icahn Offshore LP, the general partner of Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, entities through which Mr. Icahn invests in securities. Mr. Intrieri has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Navistar International Corporation, a truck and engine manufacturer, since October 2012; Chesapeake Energy Corporation, an oil and gas exploration and production company, since June 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing business, since May 2012; and Federal — Mogul Corporation, a supplier of automotive powertrain and safety components, since December 2007. Mr. Intrieri was previously: a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) from July 2006 to September 2012, and was Senior Vice President of Icahn Enterprises G.P. Inc. from October 2011 to September 2012; a director of Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012; chairman of the board and a director of PSC Metals Inc., a metal recycling company, from December 2007 to April 2012; a director of Motorola Solutions, Inc., a provider of communication products and services, from January 2011 to March 2012; a director of XO Holdings, a competitive provider of telecom services, from February 2006 to August 2011; a director of National Energy Group, Inc., a company that was engaged in the business of managing the exploration, production and operations of natural gas and oil properties, from December 2006 to June 2011; a director of American Railcar Industries, Inc., a railcar manufacturing company, from August 2005 until March 2011, and was a Senior Vice President, the Treasurer and the Secretary of American Railcar Industries from March 2005 to December 2005; a director of WestPoint Home LLC, a home textiles manufacturer, from November 2005 to March 2011; chairman of the board and a director of Viskase Companies, Inc., a meat casing company, from April 2003 to March 2011; a director of WCI Communities, Inc., a homebuilding company, from August 2008 to September 2009; a director of Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, from November 2006 to November 2008; and President and Chief Executive Officer of Philip Services Corporation, an industrial services company, from April 2005 to September 2008. CVR Refining, CVR Energy, Federal — Mogul, PSC Metals, XO Holdings, National Energy Group, American Railcar Industries, WestPoint Home, Viskase Companies and Philip Services each are or previously were indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non-controlling interest in Navistar, Chesapeake Energy, Dynegy, Motorola Solutions, WCI Communities and Lear through the ownership of securities. Mr. Intrieri graduated in 1984, with Distinction, from The Pennsylvania State University (Erie Campus) with a B.S. in Accounting. Mr. Intrieri was a certified public accountant. Based upon Mr. Intrieri's significant experience as a director of various companies which enables him to understand the complex business and financial issues that a company may face, we believe that Mr. Intrieri has the requisite set of skills to serve as a member of our board.

        Daniel A. Ninivaggi has served as President of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P. Inc., since April 2010, as its Principal Executive Officer, or chief executive, since August 2010, and as a director since March 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010. Mr. Ninivaggi has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing business, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, since May 2012; Viskase Companies, Inc., a meat casing company, since June 2011; XO Holdings, a competitive provider of telecom services, since August 2010; and Federal — Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012,

Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. Mr. Ninivaggi was previously a director of: Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. CVR Refining, CVR Energy, CVR Partners, Viskase Companies, XO Holdings, Federal — Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Motorola Mobility and CIT Group through the ownership of securities. Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991. Based upon Mr. Ninivaggi's strong background in operations and management having served in various executive roles and having served on a number of public and private boards, including Motorola Mobility and CIT Group, we believe that Mr. Ninivaggi has the requisite set of skills to serve as a member of our board.

        SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises G.P. Inc. since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing business, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal — Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, since April 2010; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. CVR Refining, CVR Energy, CVR Partners, Federal — Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho's deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

        Samuel Merksamer is a Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), where he has been employed since May 2008. Mr. Merksamer is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. From 2003 until 2008, Mr. Merksamer was an analyst at Airlie Opportunity Capital Management, a hedge fund management company, where he focused on high yield and distressed investments. Mr. Merksamer has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since November 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing business, since May 2012; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; Federal — Mogul Corporation, a supplier of automotive powertrain and safety components, since September 2010; Viskase Companies, Inc., a meat casing company, since January 2010; and PSC Metals Inc., a metal recycling company, since March 2009. Mr. Merksamer was previously a director of Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012. CVR Refining, CVR Energy, American Railcar Industries, Federal — Mogul, Viskase Companies and PSC Metals are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Dynegy Inc. through the ownership of securities. Mr. Merksamer received an A.B. in Economics from Cornell University in 2002. Based upon Mr. Merksamer's strong record as a financial analyst and his service on a number of public and private boards, which have provided him with a broad understanding of the operational, financial and strategic issues facing public and private companies, we believe that Mr. Merksamer has the requisite set of skills to serve as a member of our board.

        Glenn R. Zander has served as a director of CVR Energy since May 2012. Mr. Zander was the Chief Executive Officer, President and director of Aloha Airgroup, Inc., a privately owned passenger and cargo transportation airline, from 1994 to 2004. From 1990 to 1994, Mr. Zander served as Vice Chairman, Co-Chief Executive Officer and director of Trans World Airlines, an international airline. He also served as Chief Financial Officer of TWA within that period. During 1992 and 1993, Mr. Zander served as the Chief Restructuring Officer of TWA following its Chapter 11 bankruptcy in 1992 and its emergence therefrom in 1993. From 2004 to 2009, Mr. Zander served as a director of Centerplate, Inc., a provider of food/concession services at sports facilities and convention centers in the United States and Canada. TWA was formerly indirectly controlled by Carl C. Icahn. Based upon Mr. Zander's substantial operational background, having served as chief executive officer and chief financial officer and other executive positions, we believe that Mr. Zander has the requisite set of skills to serve as a member of our board.

        Jon R. Whitney was a member of the board of directors of CVR Partners' general partner since June 2011 upon until his resignation in January 2013. He previously worked at Colorado Interstate Gas Company (CIG), a natural gas transmission company, from 1968 until 2001. He served as President and Chief Executive Officer of CIG from 1990 until it merged with El Paso Corporation in 2001. After leaving CIG, he served as Co-Chairman of the Board for TransLink, an independent electric power system operator, was a member of Peak Energy Ventures, LLC, a natural gas consulting company, and served on the boards of directors of Storm Cat Energy Corporation, Patina Oil and Gas Corporation (prior to its merger with Noble Energy in 2005), American Oil and Gas Corporation (prior to its merger with Hess Corporation in 2010), Bear Cub Energy and Bear Paw Energy. He also held committee positions with the Interstate Natural Gas Association of America and the American Gas Association. He is currently a director of Bear Tracker Energy LLC, a private company in the midstream energy business. We believe Mr. Whitney's experience in the natural gas industry and as a director to multiple companies in the energy space is an asset to our board.

        Keith Cozza is currently the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Since February 2013, Mr. Cozza has served as Executive Vice President of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), and Chief Operating Officer of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Mr. Cozza served as Controller at Icahn Associates Holding LLC from 2004 to 2006. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP. Mr. Cozza has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises G.P. Inc. since September 2012; and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza was previously a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. CVR Refining and XO Holdings are indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non-controlling interest in MGM Holdings through the ownership of securities. Mr. Cozza holds a B.S. in Accounting from the University of Dayton. Based upon his extensive operations background in finance and accounting and substantial knowledge of the capital markets having overseen numerous complex capital raising transactions, we believe that Mr. Cozza has the requisite skills to serve as a member of our board.

        Kenneth Shea is the President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York based privately-held developer of resort destinations, luxury hotels and casino gaming facilities. Prior to joining Coastal in September 2009, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. (a diversified holding company controlled by Carl Icahn that is engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) through which Mr. Icahn manages various private investment funds, including Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. At Icahn Capital, Mr. Shea had responsibility for all principal investments in the gaming and leisure industries. Prior to serving at Icahn Capital, Mr. Shea was employed by Bear, Stearns & Co., Inc., from 1996 to 2008, where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. At Bear, Stearns, Mr. Shea oversaw the execution of various complex capital raising and merger & acquisition transactions for a wide variety of public and private companies. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia's Darden School. Based upon his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets, we believe that Mr. Shea has the requisite skills to serve as a member of our board.

        The directors of our general partner hold office until the earlier of their death, resignation or removal.

Corporate Governance Guidelines and Codes of Ethics

        Our Corporate Governance Guidelines, as well as our Code of Ethics, which applies to all of our directors, officers and employees, and our Senior Officer Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions, are available free of charge on our website at www.cvrrefining.com. These documents are also available in print without charge to any unitholder requesting them.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

        We were formed in September 2012 for the purpose of holding the petroleum refining and logistics assets which, prior to the Initial Public Offering in January 2013, comprised a portion of the assets of CVR Energy. We do not directly employ any of the persons responsible for the management of our business. All of the executive officers that are responsible for managing our day to day affairs are executive officers of, and are employed by, CVR Energy, and dedicate a portion of their time to our business. Throughout this Annual Report, we refer to the following executives as our "named executive officers": John J. Lipinski, Chief Executive Officer; Susan M. Ball, Chief Financial Officer; Stanley A. Riemann, Chief Operating Officer; Edmund S. Gross, Senior Vice President, General Counsel and Secretary; and Robert W. Haugen, Executive Vice President, Refining Operations.

        During 2012, neither we nor our general partner reimbursed CVR Energy for the portion of the compensation paid to the named executive officers attributable to services performed for our business. However, we entered into a services agreement with our general partner and CVR Energy in connection with the Initial Public Offering, which provides, among other matters, that:

  •
  CVR Energy makes available to our general partner the services of CVR Energy executive officers and employees who serve as our general partner's executive officers; and

  •
  We, our general partner and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to share-based compensation.

        Under the services agreement, either our general partner, our subsidiaries or we pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. We are required to pay all compensation amounts allocated to us by CVR Energy (except for share-based compensation), although we may object to amounts that we deem unreasonable. After January 23, 2014, either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

        The named executive officers receive all of their compensation and benefits for services performed for our business from CVR Energy, which compensation is set by CVR Energy. Although following the Initial Public Offering we bear an allocated portion of CVR Energy's costs of providing compensation and benefits (excluding share-based compensation) to the named executive officers, we have no control over such costs and do not establish or direct the compensation policies or practices of CVR Energy. The only compensation arrangement which we maintain is the CVR Refining, LP Long-Term Incentive Plan (the "LTIP"), which was adopted on January 16, 2013 in connection with the Initial Public

Offering. Although no awards have been made pursuant to the LTIP to date, in the future the executive officers and directors of our general partner may be granted equity-based compensation pursuant to the LTIP, and we will be responsible for all costs associated with the grant of awards under such plan. Aside from the LTIP, neither we nor our general partner anticipate setting the compensation for the named executive officers or adopting any compensation or benefits arrangements in the near future. Rather, it is anticipated that the executive officers of our general partner will continue to have their compensation set by CVR Energy and will participate in CVR Energy's benefit plans and programs (with the exception of the LTIP, pursuant to which they may receive awards in the future).

        The following discussion relates to our understanding of the compensation policies and programs of CVR Energy, as well as all compensation paid by CVR Energy to our named executive officers in 2012.

Compensation Objectives

        CVR Energy's executive compensation objectives are threefold:

  •
  To align the executive officer's interest with that of CVR Energy's stockholders and stakeholders, which provides long-term economic benefits to the stockholders;

  •
  To provide competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and

  •
  To maintain a compensation program whereby the executive officers, through exceptional performance, will have the opportunity to realize economic rewards commensurate with appropriate gains of other equity holders and stakeholders.

        CVR Energy takes these main objectives into consideration when creating its compensation programs, when setting each element of compensation under those programs, and when determining the proper mix of the various compensation elements for each of its executive officers.

Elements of the Compensation Program

        For 2012, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with health and welfare benefits that are generally available to CVR Energy's other salaried employees.

        CVR Energy believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.

        CVR Energy's compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The Chief Executive Officer of CVR Energy, while not a member of CVR Energy's compensation committee, reviews information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executive officers and key employees.

        Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with its review of executive officers' compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. To this end, Longnecker performed a study including an analysis that management reviewed and then provided to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the report and analysis prepared by Longnecker as members of CVR Energy's "peer group"- the independent refining companies of HollyFrontier Corporation, Tesoro Corporation and Murphy Oil Corporation and the fertilizer businesses of CF Industries Holdings Inc. and The Mosaic Company. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's recommendations was centered on compensation levels at the median or 50th percentile of the peer group.

        Base Salary.    Each of the named executive officers has an employment agreement with CVR Energy that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Energy to hire and retain executive officers, to enhance the executive officer's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee of CVR Energy takes into account the following factors: (i) CVR Energy's financial and operational performance for the year, (ii) the previous years' compensation level for each executive officer, (iii) peer or market survey information for comparable public companies and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive officer's commitment and ability to: (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.

        Rather than establishing compensation solely on a formula-driven basis, decisions by CVR Energy's compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, CVR Energy's compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, CVR Energy's compensation committee reviews published survey and peer group data prepared by Longnecker and considers the applicability of the salary data in view of the individual positions within CVR Energy.

        Salaries are reviewed annually by CVR Energy's compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the executive officers in 2012 in conjunction with their responsibilities and expectations for 2013. They concluded their review in December 2012, and set the following base salaries for the named executive officers: $950,000 for Mr. Lipinski (which is not a change from his 2012 salary); $360,000 for Ms. Ball; $490,000 for Mr. Riemann; $380,000 for Mr. Gross; and $315,000 for Mr. Haugen. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

        Annual Bonus.    CVR Energy's annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Energy's annual bonus programs rewards executives only for measured company performance, thereby aligning the executive interest with those of its equity holders and encouraging the executives to focus on targeted performance. Further, the program also provides the executive with the opportunity to earn additional compensation, thereby making our total compensation package more competitive.

        Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Energy believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of CVR Energy also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2012 for CVR Energy's named executive officers, target bonuses were the following percentages of each of individuals base salary: Mr. Lipinski (250%); Ms. Ball (100% for the portion of the year she served as chief financial officer and 70% for the portion of the year she served as vice president and chief accounting officer); Mr. Riemann (200%); Mr. Gross (100%); and Mr. Haugen, (120%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of CVR Energy based on a review of CVR Energy's peer group and discussions with CVR Energy management and the compensation committee of CVR Energy.

        In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan (the "CVR Energy PIP"), pursuant to which all of the named executive officers had the opportunity to earn bonuses in respect of 2012. The payment of annual bonuses for the 2012 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 50%, 30% and 20% of the annual bonuses, respectively. At the beginning of the 2012 year, the compensation committee of CVR Energy approved the threshold, target and maximum performance goals with respect to each measure. Specific bonus measures were determined by CVR Energy based on a review of its peer group and discussions between CVR Energy's board of directors, management and its compensation committee, and were selected with the goals of optimizing operations, maintaining financial stability, and providing for a safe work environment and environmental safety generally. These measures were intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee of CVR Energy approved the threshold, target and maximum performance goals with respect to each measure.

        All of the named executive officers participate in the CVR Energy PIP and had the same measures, with the exception of Mr. Haugen, who is subject to certain separate financial measures specifically designed for the petroleum segment of CVR Energy's business.

        The 2012 financial measures included the following: consolidated adjusted EBITDA, which was derived from earnings before interest, taxes, depreciation and amortization, share-based compensation, loss on extinguishment of debt, first-in, first-out (FIFO) accounting impacts, increase in non-controlling interest and asset impairment charges (which, for Mr. Haugen, was with respect to the petroleum segment only); cash flows from operations less capital expenditures, where cash flows are adjusted for actual capital spent, inventory build and the initial fill of the Cushing tank farm and adjusted further for the capital spend associated with capital projects approved by the CVR Energy board and also for other cash impacts due to board directed initiatives (which did not apply to Mr. Haugen); Wynnewood acquisition synergies, which is the economic sum of the following expected synergies: crude rate increase, overall crude differential improvement, reduced trucked crude freight costs, product and feedstock optimization between refineries, SG&A and miscellaneous improvements and optimizations and liquid yield improvements; and, for Mr. Haugen only, capital expenditures for refining, marketing and crude transportation for the petroleum segment only, adjusted for other cash impacts due to board directed initiatives. Awards could not be paid with respect to the financial measures unless at least 50% of the relevant target goal was achieved.

        The 2012 operational measures were petroleum reliability for the Coffeyville and Wynnewood refineries, in each case, measured by crude throughput barrels per day. Awards could not be paid with respect to the operational measures unless the threshold of the relevant performance goal was achieved.

        The 2012 safety measures included the following: consolidated OSHA recordable injury statistics (based upon enterprise-wide OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated OSHA lost time injury statistics (based upon enterprise-wide OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated EH&S severity statistics (based upon enterprise-wide EH&S severity and inclusive of petroleum, fertilizer and crude transportation); consolidated air reportable releases (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 2 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).

        The table below reflects the following: (i) the financial, operational and safety measures used to determine 2012 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; and (iii) the portion of the 2012 bonus that will be determined based on each such measure. The executives could have received 0%, 50%, 100% or up to 200% of the applicable target amount for each of the financial measures, and 50%, 100%, or up to 150% of the applicable target amount for each respective operational or safety measure, in each case, for levels of performance attained at threshold, target and maximum, respectively.

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	2012 Actual Results	Percentage of Target Bonus Paid for Relevant Measure
Consolidated adjusted EBITDA	Threshold: $332 million Target: $665 million Maximum: $997 million	$1,039.2 million	15% of bonus for all named executive officers other than Mr. Haugen
Consolidated adjusted EBITDA — Petroleum segment only	Threshold: $301 million Target: $602 million Maximum: $903 million	$1,011.3 million	20% of bonus for Mr. Haugen only.
Consolidated adjusted cash flow	Threshold: $120 million Target: $240 million Maximum: $360 million	$572.0 million	15% of bonus for all named executive officers other than Mr. Haugen

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	2012 Actual Results	Percentage of Target Bonus Paid for Relevant Measure
Capital Expenditures for Refining, Marketing and Crude Transportation — Petroleum segment only	Threshold: $195 million Target: $170 million Maximum: $161 million	$155.9 million	10% of bonus for Mr. Haugen only.
Wynnewood Acquisition Synergies	Threshold: $16 million Target: $32 million Maximum: $48 million	$66.7 million	20% of bonus for all named executive officers
Coffeyville Petroleum Reliability Measures	Threshold: 99,500 bpd Target: 106,985 bpd Maximum: 108,050 bpd	114,789 BPD	20% of bonus for all named executive officers
Wynnewood Petroleum Reliability Measures	Threshold: 51,400 bpd Target: 55,262 bpd Maximum: 55,800 bpd	54,567 BPD	10% of bonus for all named executive officers
Consolidated OSHA recordable injury statistics	Threshold: 18 recordable events Target: 13 recordable events Maximum: 9 recordable events	5 recordable events	2% of bonus for all named executive officers
Consolidated OSHA lost time injury statistics	Threshold: 8 recordable events Target: 4 recordable events Maximum: 0 recordable events	3 recordable events	2% of bonus for all named executive officers
Consolidated EH&S severity statistics	Threshold: 8 recordable events Target: 4 recordable events Maximum: 0 recordable events	2 recordable events	2% of bonus for all named executive officers
Consolidated air reportable release	Threshold: 88 recordable events Target: 78 recordable events Maximum: 68 recordable events	53 recordable events	2% of bonus for all named executive officers
Consolidated air reportable release quantity	Threshold: 1,852,000 recordable events Target: 1,436,000 recordable events Maximum: 1,272,000 recordable events	1,467,764 recordable events	1% of bonus for all named executive officers
Consolidated Tier 1 process safety events	Threshold: 6 recordable events Target: 3 recordable events Maximum: 1 recordable events	2 recordable events	3% of bonus for all named executive officers
Consolidated Tier 2 process safety events	Threshold: 6 recordable events Target: 3 recordable events Maximum: 1 recordable events	0 recordable events	2% of bonus for all named executive officers
Reportable quantity spills — Pipeline	Threshold: 4 recordable events Target: 3 recordable events Maximum: 2 recordable events	1 recordable events	1% of bonus for all named executive officers
Spills to Waters of U.S. — Pipeline	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for all named executive officers
Reportable Quantity Spills — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for all named executive officers
Spills to Waters of U.S. — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for all named executive officers

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	2012 Actual Results	Percentage of Target Bonus Paid for Relevant Measure
Trucking Incidents — On Road	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable events	1 recordable events	1% of bonus for all named executive officers
Trucking Incidents — Severity	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for all named executive officers

    Equity Awards

        CVR Energy also uses equity incentives to reward long-term performance of its executive officers. The issuance of equity to executive officers is intended to satisfy CVR Energy's compensation program objectives by generating significant future value for each executive officer if CVR Energy's performance is outstanding and the value of CVR Energy's equity increases for all of its stockholders. CVR Energy's compensation committee believes that its equity incentives promote long-term retention of executives. Prior to 2011, the principal equity incentives for CVR Energy's executive officers were negotiated to a large degree at the time of the acquisition of the CVR Energy business in June 2005 (with additional awards that were not originally allocated in June 2005 issued in December 2006) in order to bring CVR Energy's compensation package in line with executives at private equity portfolio companies, based on the private equity market practices at that time. CVR Energy established a Long Term Incentive Plan (the "CVR Energy LTIP") in connection with its initial public offering in October 2007. The compensation committee may elect to make restricted stock grants, option grants or other equity-based grants under the CVR Energy LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the committee in its discretion. Any costs associated with equity incentives awarded by CVR Energy are borne wholly by CVR Energy.

    Perquisites

        CVR Energy pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all non-union employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2012 was less than $10,000.

    Other Forms of Compensation

        Each of the CVR Energy named executive officers has provisions in their respective employment agreements with CVR Energy for certain severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.

Summary Compensation Table

        The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2012 and 2011. All compensation paid to the named executive officers by CVR Energy is reflected in the table, not only the portion of compensation attributable to services performed for our business. However, equity awards granted by CVR Energy are not included in this table as we are not obligated under the services agreement to reimburse CVR Energy for any portion of share-based compensation awarded by CVR Energy.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
John J. Lipinski, Chief Executive Officer	2012	950,000	3,771,738	25,105	4,746,843
	2011	900,000	2,541,206	24,751	3,465,957
Susan M. Ball, Chief Financial Officer	2012	281,189	379,886	16,869	677,944
Stanley A. Riemann, Chief Operating	2012	450,000	1,429,290	25,105	1,904,395
Officer	2011	425,000	960,011	24,751	1,409,762
Edmund S. Gross, Senior Vice President	2012	380,000	603,478	25,115	1,008,593
and General Counsel	2011	362,000	408,852	24,769	795,621
Robert W. Haugen, Executive Vice	2012	290,000	535,294	19,829	845,123
President, Refining Operations	2011	275,000	349,421	16,134	640,555

(1)
Amounts in this column for 2012 and 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during those years, paid in 2013 and 2012, respectively.

(2)
Amounts in this column for 2012 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $15,000 for each of the named executive officers; (b) $8,665 for Messrs. Lipinski and Riemann, $1,365 for Ms. Ball, $8,675 for Mr. Gross and $3,955 for Mr. Haugen in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $1,440 for Messrs. Lipinski, Riemann and Gross, $504 for Ms. Ball, and $874 for Mr. Haugen in premiums paid by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

Grants of Plan-Based Awards

        The following table sets forth information regarding amounts that could have been earned under the CVR Energy PIP with respect to the 2012 year.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
John J. Lipinski	593,750	2,375,000	4,156,250
Susan M. Ball	59,751	239,004	418,257
Stanley A. Riemann	225,000	900,000	1,575,000
Edmund S. Gross	95,000	380,000	665,000
Robert W. Haugen	104,400	348,000	591,600

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Energy PIP in respect of 2012 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2012 set by the compensation committee of CVR Energy are described in the Compensation Discussion and Analysis.

Employment Agreements

        John J. Lipinski.    On July 12, 2005, CRLLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008. Mr. Lipinski's employment agreement was amended and restated effective January 1, 2010 and subsequently amended and restated on January 1, 2011. The agreement has a rolling term of three years so that at the end of each month it automatically renews for one additional month, unless otherwise terminated by CVR Energy or Mr. Lipinski. The agreement provides for an annual base salary for Mr. Lipinski of $900,000, which was increased to $950,000 effective as of January 1, 2012. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for one year following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

        Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009 and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of Chief Financial Officer and has a term of three years that expires in August 2015, unless otherwise terminated by CVR Energy or Ms. Ball. The agreement provides for an annual base salary for Ms. Ball of $350,000, which was increased to $360,000 effective as of January 1, 2013, and provides for a performance-based annual cash bonus with a target payment equal to 100% of her annual base salary (70% for the portion of 2012 prior to her promotion to the role of Chief Financial Officer) to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR

Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

        Stanley A. Riemann, Edmund S. Gross and Robert W. Haugen.    On July 12, 2005, CRLLC entered into employment agreements with each of Messrs. Riemann, Gross and Haugen, which were subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. The agreements were amended and restated effective January 1, 2010 and subsequently amended and restated on January 1, 2011. The agreements with Messrs. Riemann, Gross and Haugen each have a term of three years that expire in January 2014, unless otherwise terminated earlier by either party to the agreement. The employment agreements provide for annual base salaries and also provide that each executive officer is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salaries in effect for Messrs. Riemann, Gross and Haugen effective as of January 1, 2013 are $490,000, $380,000 and $315,000, respectively, and the target annual bonus percentages for these executive officers are as follows: Mr. Riemann (200%), Mr. Gross (100%) and Mr. Haugen (120%). These executives are also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreements required the executive officers to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and, except in the case of Mr. Gross, non-competition during their employment and for one year following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Change-in-Control and Termination Payments

        Under the terms of the named executive officers' employment agreements with CVR Energy, they may be entitled to severance and other benefits from CVR Energy following the termination of their employment with CVR Energy. The amounts of potential post-employment payments and benefits in the narrative and table below with respect to Messrs. Lipinski, Riemann, Gross and Haugen and Ms. Ball assume the triggering event took place on December 31, 2012, are based on salaries as of December 31, 2012 and assume the payment of bonuses at 100% of target. Pursuant to the services agreement that we entered into with CVR Energy in connection with the Initial Public Offering, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which for the named executive officers is limited to Mr. Haugen.

        John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance (a) salary continuation for 36 months (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of medical, dental, vision and life insurance benefits ("Welfare Benefits") for 36 months at active-

employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/12 of his target bonus for the year of termination for each month of the 36 month period during which he is entitled to severance. A change in control (as defined in Mr. Lipinski's employment agreement) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        If Mr. Lipinski's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski is entitled to (a) disability payments equal to, in the aggregate, Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and (b) a pro-rata bonus for the year in which termination occurs, based on actual results. Such supplemental disability payments will be made in installments for a period of 36 months from the date of disability. As a condition to receiving these severance payments and benefits, Mr. Lipinski must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. If Mr. Lipinski's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts Mr. Lipinski's beneficiary (or his estate) will be paid (a) the base salary Mr. Lipinski would have received had he remained employed through the remaining term of his employment agreement and (b) a pro-rata bonus for the year in which termination occurs, based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski will be required to cooperate in obtaining such insurance. Upon a termination by reason of Mr. Lipinski's retirement after reaching age 62, in addition to any Accrued Amounts, Mr. Lipinski will receive (a) continuation of Welfare Benefits for 36 months at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer, (b) provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support, each at CVR Energy's expense, for 36 months and (c) a pro-rata bonus for the year in which termination occurs, based on actual results.

        In the event that Mr. Lipinski is eligible to receive continuation of Welfare Benefits at active employee rates but is not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing Mr. Lipinski with such benefits at the same cost to CVR Energy as providing him with continued coverage under its plans. If such coverage cannot be obtained, CVR Energy will pay Mr. Lipinski on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had he continued participation in CVR Energy's plans.

        If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason and not by reason of his retirement. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure. The agreement also includes covenants relating to non-solicitation and noncompetition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for one year following the end of the term (if no severance or disability payments are payable).

        Susan M. Ball, Stanley A. Riemann, Edmund S. Gross and Robert W. Haugen.    Pursuant to their employment agreements as in effect on December 31, 2012, if the employment of Ms. Ball or Messrs. Riemann, Gross or Haugen is terminated either by CVR Energy without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months (18 months for Mr. Riemann), (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits for 12 months (18 months for Mr. Riemann) at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of the named executive officers is terminated either by CVR Energy without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Ms. Ball and Mr. Gross, the severance period and benefit continuation period is extended to 24 months and for Mr. Riemann would be extended to 30 months, and they will also receive monthly payments equal to 1/12 of their respective target bonuses for the year of termination during the 24 (or 30) month severance period. Mr. Haugen will receive monthly payments equal to 1/12 of his target bonus for the year of termination for 12 months. Upon a termination by reason of these executives' employment upon retirement after reaching age 62, in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer. A change in control (as defined in the executive officers' respective employment agreements) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        In the event that Ms. Ball, Messrs. Riemann, Gross or Haugen are eligible to receive continuation of Welfare Benefits at active-employee rates but are not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing the executives with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay the executives on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.

        As a condition to receiving these severance payments and benefits, the executives must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to an executive officer would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. These executive officers would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason and not by reason of retirement, death or disability. The agreements require each of the executive officers to abide by a perpetual restrictive covenant relating to non-disclosure. The agreements also include covenants relating to non-solicitation and, except in the case of Mr. Gross, covenants relating to non-competition during their employment terms and for one year following the end of the terms.

        The tables that follow reflects the severance that would have been paid to each of the CVR Energy named executive officers, had their employment been terminated under certain circumstances as of December 31, 2012 and assume the payment of bonuses at 100% of target.

	Cash Severance ($)					Benefit Continuation ($)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	5,225,000	5,225,000	2,375,000	5,225,000	12,350,000	—	—	58,082	58,082	58,082
Susan M. Ball	—	—	350,000	700,000	1,750,000	—	—	30,298	15,149	30,298
Stanley A. Riemann	—	—	900,000	1,575,000	4,275,000	—	—	38,721	29,041	48,402
Edmund S. Gross	—	—	380,000	760,000	1,900,000	—	—	46,790	23,395	46,790
Robert W. Haugen	—	—	348,000	638,000	986,000	—	—	36,218	18,109	18,109

(1)
Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)
Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

        The named executive officers have been granted shares of restricted stock and restricted stock units pursuant to the CVR Energy LTIP. Pursuant to the Transaction Agreement among the CVR Energy, IEP Energy LLC and each other of the parties thereto, dated as of April 18, 2012 (the "Transaction Agreement"), shares of restricted stock that were outstanding on May 4, 2012 were converted into restricted stock units representing the right to receive, upon becoming vested in accordance with their terms, a cash payment to be calculated in accordance with the Transaction Agreement. Following this conversion of outstanding restricted shares, there were no restricted stock awards outstanding as all such awards were effectively converted into restricted stock units.

        Restricted stock units subject to the Transaction Agreement generally become vested in one-third annual increments beginning on the first anniversary of the date of grant, provided the grantee continues to serve as an employee on each such date, subject to accelerated vesting in the event of the relevant named executive officer's death, disability or retirement, or in the event of any of the following: (a) such named executive officer's employment is terminated other than for cause within the one year period following a change in control; (b) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (c) such named executive officer's employment is terminated under certain circumstances prior to a change in control. In addition, in the event that Messrs. Lipinski, Riemann, Gross or Haugen or Ms. Ball is terminated by CVR Energy without cause and other than for disability at any time on or following the date that the applicable executive officer reaches age 60, then such named executive officer's restricted stock units will vest immediately. As of the date of this Annual Report, this acceleration provision would apply to Messrs. Lipinski, Riemann and Gross, who were each at least 60 years old as of such date.

        Each restricted stock unit granted during 2012 represents: (a) for the August 2012 award to Ms. Ball, the right to receive, upon vesting, a cash payment equal to the lesser of $30.00 or the fair market value of one restricted share, as defined in the Transaction Agreement and (b) for December 2012 grants, the right to receive, upon vesting, a cash payment equal to the fair market value of one share of CVR Energy common stock, plus the cash value of all dividends that were declared and paid by CVR Energy during the vesting period for that award. Restricted stock units granted in 2012 become vested in one-third annual increments beginning on the first anniversary of the date of grant, provided the grantee continues to serve as an employee on each such date, or, for certain grants made to Messrs. Lipinski and Riemann in December 2012, become fully vested on the first anniversary of the date of grant provided they continues to serve as employees on each such date, in each case, subject to immediate vesting under certain circumstances.

        Restricted stock units granted to Ms. Ball in August 2012 become immediately vested in the event of her death, disability or retirement, or in the event of any of the following: (a) her employment is terminated other than for cause within the one-year period following a change in control of CVR Energy; (b) she resigns from employment for good reason within the one year period following a change in control; (c) her employment is terminated under certain circumstances prior to a change in control; or (d) her employment is terminated without cause and other than for disability at any time on or following the date she reaches age 60 (as of the date of this Annual Report, this acceleration provision would not apply to Ms. Ball because she was not at least 60 years old as of such date).

        Restricted stock units granted in December 2012 become immediately vested in the event of the relevant named executive officer's death or disability. For Messrs. Lipinski and Riemann, the awards also become immediately vested if such executive is terminated other than for cause or such executive resigns for good reason. For the other named executive officers, (a) the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control of CVR Energy; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control; and (b) if such executive is terminated other than for cause or such executive resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

        The terms disability, cause, good reason and change in control with respect to all awards described above are defined in the CVR Energy LTIP. A change in control (as defined in the CVR Energy LTIP) occurred on May 4, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        The following table reflects the value of accelerated vesting of restricted stock units held by the named executive officers assuming the triggering event took place on December 31, 2012. For purposes of the December 2012 restricted stock unit awards, this value is based on the closing price of the CVR Energy's common stock as of such date, which was $48.79 per share, and for purposes of other restricted stock unit awards (those subject to the Transaction Agreement and those granted to Ms. Ball in August 2012), this value is based on a value of $30.00 per share, in accordance with the Transaction Agreement or award agreement, as applicable.

Value of Accelerated Vesting

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
John J. Lipinski	12,857,547	12,857,547	9,787,680	9,787,680	12,857,547
Susan M. Ball	1,529,827	1,529,827	711,180	—	1,529,827
Stanley A. Riemann.	4,809,160	4,809,160	2,967,240	2,967,240	4,809,160
Edmund S. Gross	3,026,527	3,026,527	2,207,880	2,207,880	3,026,527
Robert W. Haugen	1,428,341	1,428,341	865,500	—	1,428,341

(1)
Termination without cause or resignation for good reason not in connection with a change in control. The values included for Messrs. Lipinski, Riemann and Gross reflect accelerated vesting by reason of termination without cause after such executive has reached age 60.

(2)
Termination without cause or resignation for good reason in connection with a change in control.

Director Compensation

        Officers, employees and directors of CVR Energy or its affiliates who serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Independent directors who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for attending meetings of our general partner's board of directors and committees thereof. Independent directors receive an annual director fee of $75,000, paid quarterly, and meeting fees of $1,000 per meeting. In addition, independent directors also receive an additional annual retainer of $5,000 for serving as the chairman of any board committee, an additional annual retainer of $1,000 for serving on a board committee and are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Equity Compensation Plans

        In connection with the Initial Public Offering, on January 16, 2013, the board of directors of our general partner adopted the LTIP. Individuals who are eligible to receive awards under the LTIP include employees, officers, consultants and directors of CVR Refining and the general partner and their respective subsidiaries and parents. The LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights, each in respect of common units. A maximum of 11,070,000 common units are issuable under the LTIP.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a)) (c)
Equity compensation plans approved by security holders:
CVR Refining, LP Long-Term Incentive Plan	—	—	11,070,000	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	11,070,000

(1)
Represents units that remain available for future issuance pursuant to the LTIP in connection with awards of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. As of December 31, 2012, no awards had been granted under the LTIP.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

        The following table presents information regarding beneficial ownership of our common units as of March 8, 2013:

  •
  our general partner;

  •
  each of our general partner's directors;

  •
  each of our general partner's named executive officers;

  •
  each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

  •
  all of our general partner's executive officers and directors as a group.

        Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all units beneficially owned, subject to community property laws where applicable. Except as otherwise indicated, the business address for each of our beneficial owners is 2277 Plaza Drive, Suite 500, Sugar Land, Texas 77479.

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
CVR Refining GP, LLC(2)	—	—
CVR Energy, Inc.(3)	120,000,000	81.3%
John J. Lipinski(4)	200,000	*
Stanley A. Riemann	40,000	*
Susan M. Ball	8,000	*
Edmund S. Gross	4,000	*
Robert W. Haugen	4,000	*
Vincent J. Intrieri	20,000	*
Samuel Merksamer	6,000	*
Carl C. Icahn(5)	124,000,000	84.0%
Daniel A. Ninivaggi	—	—
SungHwan Cho	—	—
Glenn R. Zander	5,000	*
Jon R. Whitney	6,000	*
Keith Cozza	10,000	*
Kenneth Shea	—	—
All directors and executive officers of our general partner as a group (17 persons)(6)	124,369,000	84.3%

*
Less than 1%

(1)
Based on 147,600,000 common units outstanding as of March 8, 2013.

(2)
CVR Refining GP, LLC, a wholly owned subsidiary of CVR Refining Holdings, is our general partner and manages and operates our business and has a non-economic general partner interest.

(3)
119,988,000 of these common units are owned of record by CVR Refining Holdings, LLC and 12,000 of these common units are owned of record by CVR Refining Holdings Sub, LLC, each of which is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy, Inc. is a publicly traded company. The directors of CVR Energy are Carl C. Icahn, Bob G. Alexander, SungHwan Cho, Vincent J. Intrieri, Samuel Merksamer, Stephen Mongillo, Daniel A. Ninivaggi, James M. Strock and John J. Lipinski.

(4)
Mr. Lipinski owns 80,000 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 120,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust.

(5)
The following disclosures are based on a Schedule 13D/A filed with the Commission on January 30, 2013 by CVR Refining Holdings, CRLLC, CRRM, Coffeyville Refining & Marketing Holdings, Inc. ("CRRM Holdings"), CVR Energy, IEP Energy LLC ("IEP Energy"), IEP Energy Holding LLC ("Energy Holding"), American Entertainment Properties Corp. ("AEP"), Icahn Building LLC ("Building"), Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"), Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), Beckton Corp. ("Beckton"), and Carl C. Icahn (collectively, the "Icahn Reporting Persons").

According to the filing, the principal business address of each of (i) CVR Refining Holdings, CRLLC, CRRM, CRRM Holdings and CVR Energy is 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479, (ii) IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue — Suite 1210, White Plains, NY 10601, and (iii) Mr. Icahn is c/o Icahn Associates Holding LLC, 767 Fifth Avenue, 47th Floor, New York, NY 10153.

According to the filing, CVR Refining Holdings has sole voting power and sole dispositive power with regard to 119,988,000 common units, and may be deemed to have shared voting power and shared dispositive power with regard to 12,000 common units owned of record by CVR Refining Holdings Sub, LLC ("CVRR Holdings Sub"). Each of CRLLC, CRRM, CRRM Holdings, CVR Energy, IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units. Icahn Enterprises Holdings has sole voting power and sole dispositive power with regard to 4,000,000 common units. Each of Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units.

According to the filing, each of CRLLC, CRRM, CRRM Holdings and CVR Energy, by virtue of their relationships to each of CVR Refining Holdings and CVRR Holdings Sub, may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the common units which each of CVR Refining Holdings and CVRR Holdings Sub directly beneficially owns. Each of CRLLC, CRRM, CRRM Holdings and CVR Energy disclaims beneficial ownership of such common units for all other purposes. Each of IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to each of CVR Refining Holdings, CVRR Holdings Sub and Icahn Enterprises Holdings, may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the common units which each of CVR Refining Holdings, CVRR Holdings Sub and Icahn Enterprises Holdings directly beneficially owns. Each of IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such common units for all other purposes.

(6)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (1) the 200,000 common units owned directly or indirectly by Mr. Lipinski, the 40,000 common units owned by Mr. Riemann, the 8,000 common units owned by Ms. Ball, the 4,000 common units owned by Mr. Gross, the 4,000 common units owned by Mr. Haugen, (2) the 20,000 common units owned by Mr. Intrieri, (3) the 6,000 common units owned by Mr. Merksamer, (4) the 124,000,000 common units owned directly or indirectly by Mr. Icahn, (5) the 5,000 common units owned by Mr. Zander, (6) the 6,000 common units owned by Mr. Whitney, (7) the 10,000 common units owned by Mr. Cozza, and (8) the 50,000 common units owned by Wyatt E. Jernigan, the 5,000 common units owned by Christopher G. Swanberg and the 11,000 common units owned by David L. Landreth.

        The following table sets forth, as of March 8, 2013, the number of shares of common stock of CVR Energy beneficially owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
John J. Lipinski	—	—
Stanley A. Riemann	—	—
Susan M. Ball	—	—
Edmund S. Gross	—	—
Robert W. Haugen	1	*
Vincent J. Intrieri	—	—
Samuel Merksamer	—	—
Carl C. Icahn(2)	71,198,718	82%
Daniel A. Ninivaggi	—	—
SungHwan Cho	—	—
Glenn R. Zander	—	—
Jon R. Whitney	—	—
Keith Cozza	—	—
Kenneth Shea	—	—
All directors and executive officers of our general partner as a group (17 persons)	71,198,719	82%

*
Less than 1%

(1)
Percentage calculated based upon 86,831,050 shares of common stock outstanding as of March 8, 2013.

(2)
Shares of common stock reflected as beneficially owned by Mr. Icahn are owned of record by IEP Energy LLC, a subsidiary of Icahn Enterprises L.P. Mr. Icahn may be deemed to indirectly beneficially own such shares for purposes of Section 13(d) of the Exchange Act. Mr. Icahn disclaims beneficial ownership of such shares for all other purposes.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        CVR Energy indirectly owns (i) 120,000,000 common units, representing approximately 81% of our outstanding common units and (ii) our general partner with its non-economic general partner interest in us that does not entitle it to receive distributions. In addition, an affiliate of Icahn Enterprises, the majority stockholder of CVR Energy, owns 4,000,000 of our common units, representing approximately 3% of our outstanding common units.

Distributions and Payments to CVR Energy and its Affiliates

        The following table summarizes the distributions and payments made or to be made by us to CVR Energy and its affiliates (including our general partner) in connection with the formation, offering of common units and ongoing operations. These distributions and payments were or will be determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Formation Stage

The consideration received by CVR Energy and its affiliates for our formation Redemption of CRLLC's First Lien Notes

•

A non-economic general partner interest

•

100% of our limited partner interests

•

On October 23, 2012 CVR Refining, LLC and Coffeyville Finance sold $500.0 million aggregate principal amount of the 2022 Notes and used the net proceeds therefrom to redeem the First Lien Notes issued by CRLLC and Coffeyville Finance.

Offering Stage

The consideration received by CVR Energy and its affiliates for the contribution of CVR Refining, LLC and cash

•

120,000,000 common units issued immediately prior to the closing of the Initial Public Offering; and

•

we also agreed to undertake a public or private offering of common units in the future upon request by CVR Refining Holdings and use the proceeds thereof (net of underwriting or placement agency discounts fees and commissions, as applicable) to redeem an equal number of common units from CVR Refining Holdings as a distribution to reimburse CVR Refining Holdings for certain capital expenditures incurred with respect to the assets contributed to us.

Proceeds from option units

•

We distributed to CVR Refining Holdings the net proceeds received from the underwriters' exercise in full of their 30-day option to purchase an aggregate of 3,600,000 additional common units in the Initial Public Offering.

Repurchase of CRLLC's Second Lien Notes	• We used a portion of the net proceeds from the sale of common units in the Initial Public Offering to repurchase the Second Lien Notes issued by CRLLC and Coffeyville Finance.

 Post-IPO Operational Stage

Distributions to CVR Energy and its subsidiaries

•

We will generally make cash distributions to our unitholders, including CVR Refining Holdings, pro rata. As of March 8, 2013, CVR Energy and its subsidiaries own approximately 81.3% of our common units and would receive a pro rata percentage of the available cash that we distribute in respect thereof.

Payments to our general partner and its affiliates

•

We will reimburse our general partner and its affiliates for all expenses incurred on our behalf. In addition, we will reimburse CVR Energy for certain operating expense and for the provision of various general and administrative services for our benefit under the services agreement.

Agreements with CVR Energy and CVR Partners

        Our subsidiaries entered into several agreements with CVR Partners and its affiliates in connection with CVR Partners' initial public offering in April 2011 and CVR Partners' formation in October 2007. The agreements govern the business relations among us and our subsidiaries and CVR Partners. We also entered into several agreements with CVR Energy in connection with the Initial Public Offering that govern our management and business relationship with CVR Energy and its affiliates. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

  Contribution Agreement

        On December 31, 2012, we entered into a Contribution Agreement with CVR Refining Holdings and certain of its affiliates pursuant to which CVR Refining Holdings contributed CVR Refining, LLC to us and we assumed all liabilities (including unknown and contingent liabilities) associated with owning CVR Refining, LLC after its contribution to us. In addition, CVR Refining Holdings contributed a 0.01% limited partner interest in us to its wholly-owned subsidiary, CVR Refining Holdings Sub, LLC.

  Reorganization Agreement

        In connection with the Initial Public Offering, on January 16, 2013, we entered into a Reorganization Agreement, whereby CVR Refining Holdings agreed, if necessary, to contribute to us an amount of cash such that we would have approximately $340 million of cash on hand at the closing of the Initial Public Offering and excluding cash used to repurchase the Second Lien Notes issued by CRLLC and Coffeyville Finance. If such amount of cash on hand at the closing of the Initial Public Offering were to exceed $340 million, we agreed to distribute the excess to CVR Refining Holdings. In addition, pursuant to the Reorganization Agreement, we agreed to (i) issue 119,988,000 common units to CVR Refining Holdings and 12,000 common units to CVR Refining Holdings Sub, LLC, (ii) issue any common units not purchased by the underwriters in the Initial Public Offering pursuant to their option to purchase additional common units, and distribute the net proceeds (after deducting discounts and commissions) from the exercise of such option, if any, to CVR Refining Holdings and (iii) undertake an offering of common units in the future upon request by CVR Refining Holdings and use the proceeds thereof (net of underwriting discounts and commissions) to redeem an equal number of common units from CVR Refining Holdings as a distribution to reimburse CVR Refining Holdings for certain capital expenditures incurred with respect to the assets contributed to us.

        Prior to the closing of the Initial Public Offering, we distributed $150.0 million of cash on hand to CRLLC. Additionally, net proceeds from the underwriters' exercising their option to purchase the additional 3,600,000 shares of $85.1 million were distributed to CRLLC on January 28, 2013.

  Intercompany Credit Facility

        In connection with the Initial Public Offering, on January 23, 2013, we entered into a new $150.0 million senior unsecured revolving credit facility with CRLLC as the lender to be used to fund growth capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Intercompany Credit Facility."

  Coke Supply Agreement

        We, through our wholly-owned subsidiary CRRM, entered into a pet coke supply agreement with CVR Partners in October 2007 pursuant to which we supply CVR Partners with pet coke. This agreement provides that we must deliver to CVR Partners during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100% of the pet coke produced at our Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CVR Partners is also obligated to purchase this annual required amount. If we produce more than 41,667 tons of pet coke during a calendar month, CVR Partners will have the option to purchase the excess at the purchase price provided for in the agreement. If CVR Partners declines to exercise its option, we may sell the excess to a third party.

        The price that we receive pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received by CVR Partners for urea ammonium nitrate ("UAN") (the "UAN-based price"), and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

        CVR Partners also pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CVR Partners is entitled to offset any amount payable for the pet coke against any amount we owe under the feedstock and shared services agreement, which is described below. If CVR Partners fails to pay an invoice on time, it must pay interest on the outstanding amount payable at a rate of three percent above the prime rate.

        In the event we deliver pet coke to CVR Partners on a short-term basis and such pet coke is off-specification on more than 20 days in any calendar year, the price for such pet coke will be adjusted to compensate CVR Partners and/or we will contribute funds in order to share the cost of the expenditures CVR Partners must make to modify its equipment to process the off-specification pet coke it received. If we determine that there will be a change in pet coke quality on a long-term basis, we will be required to provide CVR Partners with at least three years' notice of such change. CVR Partners will then determine the appropriate changes necessary to its nitrogen fertilizer plant in order to process such off-specification pet coke. We will compensate CVR Partners for the cost of making such modifications and/or adjust the price of pet coke on a mutually agreeable commercially reasonable basis.

        The terms of the pet coke supply agreement provide benefits to us as well as CVR Partners. The cost of the pet coke we supply to CVR Partners in most cases will be lower than the price CVR Partners otherwise would pay to third parties. The cost to CVR Partners will be lower both because the actual price paid will be lower and because CVR Partners will pay significantly reduced transportation costs (the pet coke is supplied by our adjacent facility and therefore does not involve freight or tariff costs). In addition, because the cost CVR Partners pays will be formulaically related to the price received for UAN (subject to a UAN based price floor and ceiling), CVR Partners will enjoy lower pet coke costs during periods of lower revenues regardless of the prevailing pet coke market.

        In return for us receiving a potentially lower price for pet coke in periods when the pet coke price is impacted by lower UAN prices, we enjoy the following benefits associated with the disposition of a low value by-product of the refining process: avoiding the capital cost and operating expenses associated with handling pet coke; enjoying flexibility in our crude slate and operations as a result of not being required to meet a specific pet coke quality; and avoiding the administration, credit risk and marketing fees associated with selling pet coke.

        CVR Partners may be obligated to provide security for its payment obligations under the agreement if in our sole judgment there is a material adverse change in CVR Partners' financial condition or liquidity position or in its ability to make payments. This security shall not exceed an amount equal to 21 times the average daily dollar value of pet coke CVR Partners purchases for the 90-day period preceding the date on which we give CVR Partners notice that we have deemed that a material adverse change in its financial condition, liquidity position or in its ability to make payments has occurred. Unless otherwise agreed to by us and CVR Partners, CVR Partners can provide the security by means of a standby or documentary letter of credit, prepayment, a surety instrument, or a combination of the foregoing. If CVR Partners does not provide such security, we may require CVR Partners to pay for future deliveries of pet coke on a cash-on-delivery basis, failing which we may suspend delivery of pet coke until such security is provided and terminate the agreement upon 30 days' prior written notice. Additionally, CVR Partners may terminate the agreement within 60 days of providing such security, so long as it provides five days' prior written notice to us.

        The agreement has an initial term of 20 years (ending October 2027), which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within the applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of CVR Partners' operations at its nitrogen fertilizer plant or at our Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

        Either party may assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements.

        The agreement contains an obligation for each party to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain affiliates.

        Our pet coke sales price per ton sold averaged $30, $28, and $11 for the years ended December 31, 2012, 2011 and 2010, respectively. Our total sales to CVR Partners were approximately $9.9 million, $11.4 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Feedstock and Shared Services Agreement

        We, through our wholly-owned subsidiary CRRM, entered into a feedstock and shared services agreement with CVR Partners in October 2007 and an amended and restated feedstock and shared services agreement in April 2011 in connection with CVR Partners' initial public offering. Under this agreement, we agreed with CVR Partners to exchange feedstock and other services. The feedstocks and services are utilized in the respective production processes of our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.

        Pursuant to the feedstock agreement, we, through our wholly-owned subsidiary CRRM, and CVR Partners have an obligation to transfer excess hydrogen to one another. CVR Partners is only obligated to provide hydrogen to us upon demand if the hydrogen is not required for operation of CVR Partners' fertilizer plant, as determined in a commercially reasonable manner based upon CVR Partners' current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. The price we pay for purchases of hydrogen from CVR Partners is structured to make CVR Partners whole as if it had used the hydrogen sold to us to produce ammonia. After extended periods of time and in excess of certain quantity thresholds, the price we pay reverts to a UAN pricing structure to make CVR Partners whole, as if CVR Partners had produced UAN for sale. Pricing for sales of hydrogen by us to CVR Partners is based off of the price of natural gas. The hydrogen sales that we and CVR Partners make to each other are netted on a monthly basis, and we or CVR Partners will be paid to the extent that either of us sells more hydrogen than purchased in any given month. For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $6.3 million, $14.2 million and $0.1 million, respectively, in cost of product sold for net monthly purchases of hydrogen from CVR Partners. For the years ended December 31, 2012, 2011 and 2010, we recorded net monthly sales for transfers of excess hydrogen to CVR Partners of $0.2 million, $1.0 million and $1.8 million, respectively.

        We, through our wholly-owned subsidiary CRRM, are obligated, upon reasonable notice or request of CVR Partners, to use commercially reasonable efforts to provide high-pressure steam to CVR Partners for the commencement or recommencement of its nitrogen plant operations or for use at its Linde air separation plant. CVR Partners is similarly obligated to provide high-pressure steam to us that it produces but does not require after we provide reasonable notice requesting the same. For the years ended December 31, 2012, 2011 and 2010 we purchased $10,000, $0.2 million and $0.1 million, respectively, of high-pressure steam from CVR Partners. CVR Partners is also obligated to make available to us any nitrogen produced by the Linde air separation plant that is not required for the operation of CVR Partners' nitrogen fertilizer plant, as determined by CVR Partners in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in the CVR Partners electric bill. For the years ended December 31, 2012, 2011 and 2010, we paid CVR Partners approximately $1.4 million, $1.5 million and $0.8 million, respectively, for nitrogen.

        The agreement also provides that both we and CVR Partners must deliver instrument air to one another in some circumstances. CVR Partners must make instrument air available for our purchase at a minimum flow rate, to the extent produced by its Linde air separation plant and available to CVR Partners. The price for the instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the CVR Partners electric bill. To the extent that instrument air is not available from the Linde air separation plant but is available from us, we are required to make instrument air available to CVR Partners for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. The agreement provides a mechanism pursuant to which CVR Partners may transfer a tail gas stream (which is otherwise flared) to us through a pipe between our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant, which we installed. CVR Partners agreed to pay us the cost of installing the pipe over the first three years (commencing in 2011) and in the fourth year provide an additional 15% to cover the cost of capital.

        With respect to oxygen requirements, CVR Partners is obligated to provide oxygen produced by its Linde air separation plant and made available to CVR Partners to the extent that such oxygen is not required for operation of the nitrogen fertilizer plant. The oxygen is required to meet certain specifications and is sold to us at a fixed price.

        The agreement also addresses the means that we and CVR Partners obtain natural gas. Currently, natural gas is delivered to both CVR Partners' nitrogen fertilizer plant and our Coffeyville refinery pursuant to a contract between us and Atmos Energy Corp. ("Atmos"). Under the amended and restated feedstock and shared services agreement, CVR Partners reimburses us for natural gas transportation and natural gas supplies purchased on CVR Partners' behalf. At our request, or at the request of CVR Partners, in order to supply CVR Partners with natural gas directly, both parties will be required to use their commercially reasonable efforts to (i) add CVR Partners as a party to the current contract with Atmos or reach some other mutually acceptable accommodation with Atmos whereby both we and CVR Partners would each be able to receive, on an individual basis, natural gas transportation service from Atmos on similar terms and conditions as set forth in the current contract, and (ii) would each be able to purchase natural gas supplies on its own account.

        The agreement also addresses the allocation of various other feedstocks, services and related costs between us and CVR Partners. Sour water, water for use in fire emergencies, finished product tank capacity, costs associated with security services, and costs associated with the removal of excess sulfur are all allocated between us and CVR Partners by the terms of the agreement. The agreement also requires CVR Partners to reimburse us for utility costs related to a sulfur processing agreement between us and Tessenderlo Kerley, Inc. ("Tessenderlo Kerley"). CVR Partners has a similar agreement with Tessenderlo Kerley. Otherwise, costs relating to both our and CVR Partners' existing agreements with Tessenderlo Kerley are allocated equally between us except in certain circumstances.

        The parties may temporarily suspend the provision of feedstocks or services pursuant to the terms of the agreement if repairs or maintenance are necessary on applicable facilities. Additionally, the agreement imposes minimum insurance requirements on the parties and their affiliates.

        The agreement has an initial term of 20 years (ending October 2027) and will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at CVR Partners' nitrogen fertilizer plant or our Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding, or otherwise becomes insolvent.

        Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from either party or certain affiliates.

  Raw Water and Facilities Sharing Agreement

        We, through our wholly-owned subsidiary CRRM, entered into a raw water and facilities sharing agreement with CVR Partners in October 2007 which (i) provides for the allocation of raw water resources between our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant and (ii) provides for the management of the water intake system (consisting primarily of a water intake structure, water pumps, meters and a short run of piping between the intake structure and the origin of the separate pipes that transport the water to each facility) which draws raw water from the Verdigris River for both our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant. This agreement provides that a water management team consisting of one representative from each party to the agreement will manage the Verdigris River water intake system. The water intake system is owned and operated by us. The agreement provides we and CVR Partners have an undivided one-half interest in the water rights which will allow the water to be removed from the Verdigris River for use at our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant.

        The agreement provides that CVR Partners' nitrogen fertilizer plant and our Coffeyville refinery are entitled to receive sufficient amounts of water from the Verdigris River each day to enable them to conduct their businesses at their appropriate operational levels. However, if the amount of water available from the Verdigris River is insufficient to satisfy the operational requirements of both facilities, then such water shall be allocated between the two facilities on a prorated basis. This prorated basis will be determined by calculating the percentage of water used by each facility over the two calendar years prior to the shortage, making appropriate adjustments for any operational outages involving either of the two facilities. Costs associated with operation of the water intake system and administration of water rights are also allocated on a prorated basis, calculated by us based on the percentage of water used by each facility during the calendar year in which such costs are incurred. However, in certain circumstances, such as where one party bears direct responsibility for the modification or repair of the water pumps, one party will bear all costs associated with such activity. Additionally, CVR Partners must reimburse us for electricity required to operate the water pumps on a prorated basis that is calculated monthly.

        We or CVR Partners can terminate the agreement by giving the other party at least three years' prior written notice. Between the time that notice is given and the termination date, we are required to cooperate with CVR Partners to allow CVR Partners to build its own water intake system on the Verdigris River to be used for supplying water to CVR Partners' nitrogen fertilizer plant. We are required to grant easements and access over our property so that CVR Partners can construct and utilize such new water intake system, provided that no such easements or access over our property shall have a material adverse effect on our business or operations at the Coffeyville refinery. CVR Partners will bear all costs and expenses for such construction if it is the party that terminated the original water sharing agreement. If we terminate the original water sharing agreement, CVR Partners may either install a new water intake system at its own expense, or require us to sell the existing water intake system to CVR Partners for a price equal to the depreciated book value of the water intake system as of the date of transfer.

        Either party may assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the Coffeyville refinery or the nitrogen fertilizer plant, as applicable, in each case subject to applicable consent requirements. The parties may obtain injunctive relief to enforce their rights under the agreement. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from either party or certain affiliates.

        The term of the agreement is perpetual unless (1) the agreement is terminated by either party upon three years' prior written notice in the manner described above or (2) the agreement is otherwise terminated by the mutual written consent of the parties.

  Cross-Easement Agreement

        We, through our wholly-owned subsidiary CRRM, entered into a cross-easement agreement with CVR Partners in October 2007 and an amended and restated cross-easement agreement in April 2011. The purpose of the agreement is to enable both us and CVR Partners to access and utilize each other's land in certain circumstances in order to operate our respective businesses. The agreement grants easements for the benefit of both parties and establishes easements for operational facilities, pipelines, equipment, access and water rights, among other easements. The intent of the agreement is to structure easements that provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property.

        The agreement provides that facilities located on each party's property will generally be owned and maintained by the party owning such property; provided, however, that in certain specified cases where a facility that benefits one party is located on the other party's property, the benefited party will have the right to use, and will be responsible for operating and maintaining, the subject facility. The easements granted under the agreement are non-exclusive to the extent that future grants of easements do not interfere with easements granted under the agreement. The duration of the easements granted under the agreement will vary, and some will be perpetual. Easements pertaining to certain facilities that are required to carry out the terms of CVR Partners' other agreements with us will terminate upon the termination of such related agreements.

        The agreement contains an obligation to indemnify, defend and hold harmless the other party against liability arising from negligence or willful misconduct by the indemnifying party. The agreement also requires the parties to carry minimum amounts of employer's liability insurance, commercial general liability insurance, and other types of insurance. If either party transfers its fee simple ownership interest in the real property governed by the agreement, the new owner of the real property will be deemed to have assumed all of the obligations of the transferring party under the agreement, except that the transferring party will retain liability for all obligations under the agreement which arose prior to the date of transfer.

  Environmental Agreement

        We, through our wholly-owned subsidiary CRRM, entered into an environmental agreement with CVR Partners in October 2007 that provides for certain indemnification and access rights in connection with environmental matters affecting our Coffeyville refinery and CVR Partner's nitrogen fertilizer plant. A supplement to the agreement was entered into by us and CVR Partners in February 2008 in connection with the execution of a related comprehensive pet coke management plan and the transfer by us to CVR Partners of certain property related to the agreement. We and CVR Partners also agreed to supplement the agreement in July 2008 in order to amend and restate the comprehensive pet coke management plan.

        To the extent that one party's property experiences environmental contamination due to the activities of the other party and the contamination is known at the time the agreement was entered into, the contaminating party is required to implement all government-mandated environmental activities relating to the contamination, or else indemnify the property-owning party for expenses incurred in connection with implementing such measures.

        To the extent that liability arises from environmental contamination that is caused by us but is also commingled with environmental contamination caused by CVR Partners, we may elect in our sole discretion and at our own cost and expense to perform government-mandated environmental activities relating to such liability, subject to certain conditions and provided that we will not waive any rights to indemnification or compensation otherwise provided for in the agreement. The agreement also addresses situations in which a party's responsibility to implement such government-mandated environmental activities as described above may be hindered by the property-owning party's creation of capital improvements on the property. If a contaminating party bears such responsibility but the property-owning party desires to implement a planned and approved capital improvement project on its property, the parties must meet and attempt to develop a soil management plan together. If the parties are unable to agree on a soil management plan 30 days after receiving notice, the property-owning party may proceed with its own commercially reasonable soil management plan. The contaminating party is responsible for the costs of disposing of hazardous materials pursuant to such plan.

        If the property-owning party needs to do work that is not a planned and approved capital improvement project but is necessary to protect the environment, health, or the integrity of the property, other procedures will be implemented. If the contaminating party still bears responsibility to implement government-mandated environmental activities relating to the property and the property-owning party discovers contamination caused by the other party during work on the capital improvement project, the property-owning party will give the contaminating party prompt notice after discovery of the contamination and will allow the contaminating party to inspect the property. If the contaminating party accepts responsibility for the contamination, it may proceed with government-mandated environmental activities relating to the contamination and it will be responsible for the costs of disposing of hazardous materials relating to the contamination. If the contaminating party does not accept responsibility for such contamination or fails to diligently proceed with government-mandated environmental activities related to the contamination, then the contaminating party must indemnify and reimburse the property-owning party upon the property-owning party's demand for costs and expenses incurred by the property-owning party in proceeding with such government-mandated environmental activities.

        Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the Coffeyville refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement has a term of at least 20 years or for so long as the feedstock and shared services agreement is in force, whichever is longer. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain of its affiliates.

        The agreement also provides for indemnification in the case of contamination or releases of hazardous materials that are present but unknown at the time the agreement was entered into or that occur subsequent to the execution of the agreement to the extent such contamination or releases are identified in reasonable detail before October 2012. If one party causes such contamination or release on the other party's property, the latter party must notify the contaminating party, and the contaminating party must take steps to implement all government-mandated environmental activities relating to the contamination, or else indemnify the property-owning party for the costs associated with doing such work.

        The agreement also grants each party reasonable access to the other party's property for the purpose of carrying out obligations under the agreement. However, both parties must keep certain information relating to the environmental conditions on the properties confidential. Furthermore, both parties are prohibited from investigating soil or groundwater conditions except as required for government-mandated environmental activities, in responding to an accidental or sudden contamination of certain hazardous materials, or in connection with implementation of CVR Partners' comprehensive pet coke management plan.

        A comprehensive pet coke management plan that was subsequently entered into pursuant to the agreement establishes procedures for the management of pet coke and the identification of significant pet coke-related contamination. Also, the parties agreed to indemnify and defend one another and each other's affiliates against liabilities arising under the pet coke management plan or relating to a failure to comply with or implement the pet coke management plan.

  Omnibus Agreement

        CVR Energy, CVR Partners, and CVR Partners' general partner entered into an omnibus agreement in October 2007 and amended and restated in connection with CVR Partners' initial public offering.

        Under the omnibus agreement CVR Energy agreed to, and agreed to cause its controlled affiliates not to, engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy continues to own at least 50% of CVR Partners' outstanding units and CVR Energy continues to control our general partner. As a controlled affiliate of CVR Energy, we are bound by the restrictions of the omnibus agreement. The restrictions do not apply to:

  •
  any fertilizer restricted business acquired as part of a business or package of assets if a majority of the value of the total assets or business acquired is not attributable to a fertilizer restricted business, as determined in good faith by CVR Energy's board of directors, as applicable; however, if at any time we complete such an acquisition, we must, within 365 days of the closing of the transaction, offer to sell the fertilizer-related assets to CVR Partners for their fair market value plus any additional tax or other similar costs that would be required to transfer the fertilizer-related assets to CVR Partners separately from the acquired business or package of assets;

  •
  engaging in any fertilizer restricted business subject to the offer to CVR Partners described in the immediately preceding bullet point pending CVR Partners' determination whether to accept such offer and pending the closing of any offers the we accept;

  •
  engaging in any fertilizer restricted business if CVR Partners has previously advised CVR Energy that CVR Partners has elected not to acquire such business; or

    acquiring up to 9.9% of any class of securities of any publicly traded company that engages in any fertilizer restricted business.

Services Agreement with CVR Energy

        In connection with the Initial Public Offering, as of December 31, 2012, we entered into a services agreement with CVR Energy. Under this agreement, we and our general partner obtain certain management and other services from CVR Energy to conduct our day-to-day business operations. CVR Energy provides us with the following services under the agreement, among others:

  •
  services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

  •
  administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

  •
  management of our property and the property of our subsidiaries in the ordinary course of business;

  •
  recommendations on capital raising activities to the board of directors of our general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

  •
  managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies for us and providing us with safety and environmental advice;

  •
  recommending the payment of distributions; and

  •
  managing or providing advice for other projects, including acquisitions, as may be agreed by CVR Energy and our general partner from time to time.

        As payment for services provided under the agreement, we, our general partner, or our subsidiaries, must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges. We must pay CVR Energy within 15 days for invoices it submits under the agreement.

        We and our general partner are not required to pay any compensation, salaries, bonuses or benefits to any of CVR Energy's employees who provide services to us or our general partner on a full-time or part-time basis; CVR Energy continues to pay their compensation. However, personnel performing the actual day-to-day business and operations at the petroleum refinery plant level are employed directly by us and our subsidiaries, and we bear all personnel costs for these employees.

        Either CVR Energy or our general partner is allowed to temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. CVR Energy also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve CVR Energy from its obligations under the agreement. After January 23, 2014, either CVR Energy or our general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, our general partner may terminate the agreement immediately if CVR Energy becomes bankrupt, or dissolves and commences liquidation or winding-up.

        In order to facilitate the carrying out of services under the agreement, we, on the one hand, and CVR Energy and its affiliates, on the other, have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another's intellectual property under certain circumstances.

        The agreement also contains an indemnity provision whereby we, our general partner, and our subsidiaries, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates, except in cases of gross negligence, willful misconduct, bad faith, reckless disregard in performance of services under the agreement, or fraudulent or dishonest acts on our part.

  Trademark License Agreement

        In connection with the Initial Public Offering, on January 23, 2013, we entered into a trademark license agreement pursuant to which CVR Energy granted us a non-exclusive, non-transferrable license to use the Coffeyville Resources and CVR Refining trademarks in connection with our business. Pursuant to this agreement, we agree to use the marks only in the form and manner and with appropriate legends as prescribed from time to time by CVR Energy, and agree that the nature and quality of the business that uses the marks will conform to standards currently applied by CVR Energy. Either party may terminate the license with 60 days' prior notice.

  Registration Rights Agreement

        In connection with the Initial Public Offering, on January 23, 2013, we entered into a registration rights agreement with Icahn Enterprises, CVR Refining Holdings, and CVR Refining Holdings Sub, LLC, a wholly-owned subsidiary of CVR Refining Holdings, pursuant to which we may be required to register the sale of the common units they hold. Under the registration rights agreement, Icahn Enterprises, CVR Refining Holdings and CVR Refining Holdings Sub, LLC have the right to request that we register the sale of common units held by them on their behalf on six occasions, including requiring us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period, and may require us to undertake a public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from them. In addition, Icahn Enterprises, CVR Refining Holdings and CVR Refining Holdings Sub, LLC and their permitted transferees have the ability to exercise certain piggyback registration rights with respect to their securities if we elect to register any of our equity interests. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution, and allocation of expenses. All of our common units held by Icahn Enterprises, CVR Refining Holdings and CVR Refining Holdings Sub, LLC and any permitted transferee are entitled to these registration rights.

Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its owners (including CRLLC and CVR Energy), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of the duties of our general partner to act for the benefit of its owners, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owners. At the same time, our general partner has a duty to manage us in a manner that it believes is not adverse to our interest. Our partnership agreement specifically defines the remedies available to unitholders for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to the limited partners and the partnership.

        Whenever a conflict arises between our general partner and its owners, on the one hand, and us and our public unitholders, on the other, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by us and all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is: approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval; or approved by the holders of a majority of the outstanding units, excluding any units owned by our general partner or any of its affiliates.

        Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of the board of our general partner or from the holders of a majority of the outstanding units as described above. If our general partner does not seek approval from the conflicts committee or from holders of units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) will be "in good faith" unless our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) believed such determination, other action or failure to act was adverse to the interest of the partnership. See "Directors, Executive Officers and Corporate Governance — Management of CVR Refining, LP" for information about the conflicts committee of our general partner's board of directors.

Related Party Transaction Policy

        The board of directors of our general partner has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions involving us. This policy applies to any transaction, arrangement or relationship (or any series of similar or related transactions, arrangements or relationships) in which we are a participant and the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest. At the discretion of the board, a proposed related party transaction may generally be reviewed by the board in its entirety or by a "conflicts committee" meeting the definitional requirements for such a committee under our partnership agreement. After appropriate review, the board or the conflicts committee may approve or ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms that, taken as a whole, are no less favorable to us than could be obtained in an arm's-length transaction with an unrelated third party, unless the board or the conflicts committee otherwise determines that the transaction is not in our best interests. Related party transactions involving compensation will be approved by the board in its entirety or by the compensation committee of the board in lieu of the conflicts committee.

Director Independence

        The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. The board of directors of our general partner consists of eleven directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE. For discussion of the independence of the board of directors of our general partner, please see "Directors, Executive Officers and Corporate Governance — Management of CVR Refining, LP."

Item 14.    Principal Accounting Fees and Services

        As of March 8, 2013, the Audit Committee of the board of directors of our general partner has not appointed an independent registered public accounting firm for us for 2013.

        The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrrefining.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors.

        The following table presents fees billed and expected to be billed for professional audit services rendered by KPMG LLP for fiscal year 2012 and fees billed and expected to be billed for other services rendered by KPMG LLP for fiscal year 2012.

Fiscal Year 2012
Audit fees(1)	$1,665,300
Audit-related fees	115,000
Tax fees	—
All other fees	—

Total	$1,780,300

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of the Partnership's financial statements for fiscal year ended December 31, 2012, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal year 2012. The fees for 2012 also include fees for services associated with the filing of the registration statement in respect of the Initial Public Offering and associated audits of the 2011, 2010 and 2009 combined financial statements performed as part of the registration statement filings including consents, comfort letters and review of documents filed with the SEC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1) Financial Statements

        See "Index to Consolidated and Combined Financial Statements" Contained in Part II, Item 8 of this Report.

        (a)(2) Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (a)(3) Exhibits

Exhibit Number	Exhibit Title
3.1**	Certificate of Limited Partnership of CVR Refining, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 filed on October 1, 2012).
3.2**
First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP, dated as of January 23, 2013 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on January 29, 2013).
4.1**
Indenture relating to 6.500% senior secured notes due 2022, dated as of October 23, 2012, by and among CVR Refining, LLC, Coffeyville Finance Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by CVR Energy, Inc. on October 29, 2012 (Commission File No. 001-33492)).
4.2**	Forms of 6.5% Second Lien Senior Secured Notes due 2022 (included within the Indenture filed as Exhibit 4.1).
4.3**
Registration Rights Agreement, dated October 23, 2012, among CVR Refining, LLC, Coffeyville Finance Inc., the Subsidiary Guarantors, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. as Representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by CVR Energy, Inc. on October 29, 2012 (Commission File No. 001-33492)).
4.4**
Registration Rights Agreement, dated as of January 23, 2013, by and among CVR Refining, LP, Icahn Enterprises Holdings L.P., CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 29, 2013).
10.1**
Contribution Agreement, dated December 31, 2012, by and among CVR Refining, LP, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form S-1/A filed on January 8, 2013).
10.2**++	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).
10.3**
Services Agreement, dated December 31, 2012, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 29, 2013).

Exhibit Number	Exhibit Title
10.4**	Trademark License Agreement, dated as of January 23, 2013, by and among CVR Refining, LP and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on January 29, 2013).
10.5**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Partnership's Form S-1/A filed on November 27, 2012).
10.6**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to CVR Energy, Inc.'s Form 8-K/A filed on May 23, 2011 (Commission File No. 001-33492)).
10.7**
Amended and Restated ABL Credit Agreement, dated as of December 20, 2012, among Coffeyville Resources, LLC, CVR Refining, LP, CVR Refining, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC and certain of their affiliates, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent and administrative agent (incorporated by reference to Exhibit 1.1 to CVR Energy, Inc.'s Form 8-K filed on December 27, 2012 (Commission File No. 001-33492)).
10.8**
Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012, among CVR Refining, LP, CVR Refining, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC and certain of their affiliates, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 1.2 to CVR Energy, Inc.'s Form 8-K filed on December 27, 2012 (Commission File No. 001-33492)).
10.9**
Amended and Restated First Lien Pledge and Security Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC, CL JV Holdings, LLC, Coffeyville Pipeline, Inc., Coffeyville Refining and Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Crude Transportation, Inc., Coffeyville Terminal, Inc., Coffeyville Resources Pipeline, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Crude Transportation, LLC and Coffeyville Resources Terminal, LLC, as grantors, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to CVR Energy Inc.'s Registration Statement on Form S-1/A, File No. 333-137588, filed on February 12, 2007 (Commission File No. 001-33492)).
10.10**
ABL Intercreditor Agreement, dated as of February 22, 2011, among Coffeyville Resources, LLC, Coffeyville Finance Inc., Deutsche Bank Trust Company Americas, as collateral agent for the ABL secured parties, Wells Fargo Bank, National Association, as collateral trustee for the secured parties in respect of the outstanding first lien obligations, and the outstanding second lien notes and certain subordinated liens, respectively, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 1.3 to CVR Energy, Inc.'s Form 8-K filed on February 28, 2011 (Commission File No. 001-33492)).

Exhibit Number	Exhibit Title
10.11**	First Amended and Restated Collateral Trust and Intercreditor Agreement, dated as of April 6, 2010, among Coffeyville Resources, LLC, Coffeyville Finance Inc., the other grantors from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, Wells Fargo Bank, National Association, as indenture agent, J. Aron & Company, as hedging counterparty, each additional first lien representative and Wells Fargo Bank, National Association, as collateral trustee (incorporated by reference to Exhibit 10.33 to CVR Energy Inc.'s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 (Commission File No. 001-33492)).
10.12**
Omnibus Amendment Agreement and Consent under the Intercreditor Agreement, dated as of April 6, 2010, by and among Coffeyville Resources, LLC, Coffeyville Finance Inc., Coffeyville Pipeline, Inc., Coffeyville Refining & Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Crude Transportation, Inc., Coffeyville Terminal, Inc., CL JV Holdings, LLC, and certain subsidiaries of the foregoing as Guarantors, the Requisite Lenders, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Revolving Issuing Bank, J. Aron & Company, as a hedge counterparty and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 1.4 to CVR Energy Inc.'s Form 8-K filed on April 12, 2010 (Commission File No. 001-33492)).
10.13**
First and Subordinated Lien Intercreditor Agreement, dated as of April 6, 2010, among Coffeyville Resources, LLC, Wells Fargo Bank, National Association, as collateral agent for the first lien claimholders, and Wells Fargo Bank, National Association, as collateral trustee for itself and the subordinated lien claimholders (incorporated by reference to Exhibit 10.34 to CVR Energy Inc.'s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012 (Commission File No. 001-33492)).
10.14**
Senior Unsecured Revolving Credit Agreement, dated as of January 23, 2013, by and among CVR Refining, LLC and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on January 29, 2013).
10.15**
Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).
10.16**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).
10.17**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007).
10.18**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008 (Commission File No. 001-33492)).

Exhibit Number	Exhibit Title
10.19**	Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008 (Commission File No. 001-33492)).
10.20**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).
10.21**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).
10.22**†
Amended and Restated Crude Oil Supply Agreement dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.16 to the Partnership's Form S-1 filed on October 1, 2012).
10.23**†
Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.17 to the Partnership's Form S-1/A filed on November 27, 2012).
10.24**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.16 of the Form S-1/A of CVR Partners, LP filed on January 28, 2011 (Commission File No. 001-35120)).
10.25**++
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 of CVR Energy Inc.'s Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012) (Commission File No. 001-33492))
10.26**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.18 of the Form S-1/A filed by CVR Partners, LP on January 28, 2011 (Commission File No. 001-35120)).
10.27**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.4 to the CVR Energy, Inc.'s Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011 (Commission File No. 001-33492)).
10.28**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.5 to the CVR Energy, Inc.'s Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011 (Commission File No. 001-33492)).
10.29**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 23, 2013).

Exhibit Number	Exhibit Title
21.1**	List of Subsidiaries of CVR Refining, LP (incorporated by reference to Exhibit 21.1 to the Partnership's Form S-1 filed on October 1, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*
Filed herewith.

**
Previously filed.

†
Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.

++
Denotes management contract or compensatory plan or arrangement.

        PLEASE NOTE:    Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Refining, LP
By:	CVR Refining GP, LLC, its general partner
By:	/s/ BYRON R. KELLEY Name: John J. Lipinski Title: Chief Executive Officer

Date: March 14, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI John J. Lipinski	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2013
/s/ SUSAN M. BALL Susan M. Ball	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2013
/s/ STANLEY A. RIEMANN Stanley A. Riemann	Director	March 14, 2013
Carl C. Icahn	Director	March 14, 2013
/s/ SUNGHWAN CHO Sunghwan Cho	Director	March 14, 2013
/s/ KEITH COZZA Keith Cozza	Director	March 14, 2013
/s/ VINCENT J. INTRIERI Vincent J. Intrieri	Director	March 14, 2013
/s/ SAMUEL MERKSAMER Samuel Merksamer	Director	March 14, 2013

Signature	Title	Date

/s/ DANIEL A. NINIVAGGI Daniel A. Ninivaggi	Director	March 14, 2013
/s/ KENNETH SHEA Kenneth Shea	Director	March 14, 2013
/s/ JON R. WHITNEY Jon R. Whitney	Director	March 14, 2013
/s/ GLENN R. ZANDER Glenn R. Zander	Director	March 14, 2013