Form 10-Q
period 2013-03-31
CVR Refining, LP
filed 2013-05-02
CIK 1558785

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-35781

CVR Refining, LP
(Exact name of registrant as specified in its charter)

Delaware	37-1702463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of principal executive offices)	77479 (Zip Code)

(281) 207-3200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company.)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 147,600,000 common units outstanding at April 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2013

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (this "Report").

        2-1-1 crack spread—The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

        barrel—Common unit of measure in the oil industry which equates to 42 gallons.

        blendstocks—Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel fuel; these may include natural gasoline, fluid catalytic cracking unit or FCCU gasoline, ethanol, reformate or butane, among others.

        bpd—Abbreviation for barrels per calendar day, which refers to the total number of barrels processed in a refinery within a year, divided by 365 days, thus reflecting all operational and logistical limitations.

        bulk sales—Volume sales through third-party pipelines, in contrast to tanker truck quantity rack sales.

        capacity—Capacity is defined as the throughput a process unit is capable of sustaining, either on a barrel per calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as crude oil and other feedstock costs, product values and downstream unit constraints.

        catalyst—A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

        crack spread—A simplified calculation that measures the difference between the price for light products and crude oil. For example, the 2-1-1 crack spread is often referenced and represents the approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate.

        CVR Energy—CVR Energy, Inc., a publicly traded company listed on the NYSE under the ticker symbol "CVI," which indirectly owns our general partner and a majority of our common units.

        distillates—Primarily diesel fuel, kerosene and jet fuel.

        feedstocks—Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel during the refining process.

        general partner—CVR Refining GP, LLC, our general partner, which is an indirect wholly-owned subsidiary of CVR Energy.

        Group 3—A geographic subset of the PADD II region comprising refineries in Oklahoma, Kansas, Missouri, Nebraska and Iowa. Current Group 3 refineries include our Coffeyville and Wynnewood refineries; the Valero Ardmore refinery in Ardmore, OK; HollyFrontier's Tulsa refinery in Tulsa, OK and El Dorado refinery in El Dorado, KS; Phillips 66's Ponca City refinery in Ponca City, OK; and NCRA's refinery in McPherson, KS.

        heavy crude oil—A relatively inexpensive crude oil characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel fuel.

        Initial Public Offering—The initial public offering of 27,600,000 (which includes the underwriters' subsequently-exercised option to purchase additional common units) common units representing limited partner interests ("common units") of CVR Refining, LP, which closed on January 23, 2013.

        light crude oil—A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

        Magellan—Magellan Midstream Partners L.P., a publicly traded company whose business is the transportation, storage and distribution of refined petroleum products.

        natural gas liquids—Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and are products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

        PADD II—Midwest Petroleum Area for Defense District which includes Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, and Wisconsin.

        petroleum coke (pet coke)—A coal-like substance that is produced during the refining process.

        rack sales—Sales which are made at terminals into third-party tanker trucks.

        refined products—Petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

        sour crude oil—A crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.

        sweet crude oil—A crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur. Sweet crude oil is typically more expensive than sour crude oil.

        throughput—The volume processed through a unit or a refinery or transported on a pipeline.

        turnaround—A periodically required standard procedure to inspect, refurbish, repair and maintain our refineries. This process involves the shutdown and inspection of major processing units and occurs every four to five years.

        WCS—Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an American Petroleum Institute gravity ("API gravity") of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

        WEC—Gary-Williams Energy Corporation, subsequently converted to Gary-Williams Energy Company, LLC and now known as Wynnewood Energy Company, LLC.

        WRC—Wynnewood Refining Company, LLC, the owner of the 70,000 bpd Wynnewood, Oklahoma refinery and related assets.

        WTI—West Texas Intermediate crude oil, a light, sweet crude oil, characterized by an API gravity between 39 and 41 degrees and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

        WTS—West Texas Sour crude oil, a relatively light, sour crude oil characterized by an API gravity of between 30 and 32 degrees and a sulfur content of approximately 2.0 weight percent.

        yield—The percentage of refined products that is produced from crude oil and other feedstocks.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$525,060	$153,145
Accounts receivable, net of allowance for doubtful accounts of $2,205 and $1,915, including $890 and $610 due from affiliates at March 31, 2013 and December 31, 2012, respectively	272,683	204,508
Inventories	493,328	499,462
Prepaid expenses and other current assets, including $1,355 and $878 due from affiliates at March 31, 2013 and December 31, 2012, respectively	36,309	26,990
Insurance receivable	—	1,260

Total current assets	1,327,380	885,365
Property, plant, and equipment, net of accumulated depreciation	1,346,900	1,351,591
Deferred financing costs, net	11,108	14,439
Insurance receivable	4,042	4,042
Other long-term assets, including $239 and $355 due from affiliates at March 31, 2013 and December 31, 2012, respectively	3,846	3,078

Total assets	$2,693,276	$2,258,515

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1,129	$1,091
Accounts payable, including $8,344 and $404 due to affiliates at March 31, 2013 and December 31, 2012, respectively	326,326	364,732
Personnel accruals	8,372	13,966
Accrued taxes other than income taxes	33,499	29,527
Accrued expenses and other current liabilities, including $179 due to affiliates at March 31, 2013 and December 31, 2012	91,867	93,435

Total current liabilities	461,193	502,751
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	550,884	772,078
Accrued environmental liabilities, net of current portion	1,540	1,597
Other long-term liabilities, including $1,271 and $1,315 due to affiliates at March 31, 2013 and December 31, 2012, respectively	1,319	1,323

Total long-term liabilities	553,743	774,998
Commitments and contingencies
Partners' capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2013	1,678,339	—
General partner's interest	1	—
Limited partner interest	—	980,766

Total partners' capital	1,678,340	980,766

Total liabilities and partners' capital	$2,693,276	$2,258,515

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands, except per unit data)
Net sales	$2,274,018	$1,898,485
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,805,774	1,630,665
Direct operating expenses (exclusive of depreciation and amortization)	86,046	92,703
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18,647	20,214
Depreciation and amortization	27,951	26,259

Total operating costs and expenses	1,938,418	1,769,841

Operating income	335,600	128,644
Other income (expense):
Interest expense and other financing costs	(14,157)	(18,836)
Interest income	83	1
Realized loss on derivatives, net	(52,515)	(19,086)
Unrealized gain (loss) on derivatives, net	32,489	(128,167)
Loss on extinguishment of debt	(26,127)	—
Other income, net	67	80

Total other expense	(60,160)	(166,008)

Income (loss) before income tax expense	275,440	(37,364)
Income tax expense	51	—

Net income (loss)	$275,389	$(37,364)

Net income subsequent to initial public offering (January 23, 2013 through March 31, 2013)	197,528
Net income per common unit—basic(1)	$1.34
Net income per common unit—diluted(1)	$1.34
Weighted-average common units outstanding:
Basic	147,600,000
Diluted	147,600,000

(1)
Represents net income per common unit since closing the Partnership's initial public offering on January 23, 2013. See Note 10 to the condensed consolidated and combined financial statements.

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2012	—	$980,766	$—	$—	$980,766
Net income attributable to period from January 1, 2013 through January 22, 2013	—	77,861	—	—	77,861
Share-based compensation—affiliates attributable to the period from January 1, 2013 through January 22, 2013	—	804	—	—	804
Distributions to affiliates, net	—	(150,000)	—	—	(150,000)
Conversion of limited partner interest to common units and general partner interest	147,600,000	(909,431)	909,430	1	—
Issuance of common units to public, net of offering costs	—	—	653,658	—	653,658
Distribution to affiliates, net	—	—	(85,050)	—	(85,050)
Share-based compensation—affiliates	—	—	2,773	—	2,773
Net income attributable to period from January 23, 2013 through March 31, 2013	—	—	197,528	—	197,528

Balance at March 31, 2013	147,600,000	$—	$1,678,339	$1	$1,678,340

See accompanying notes to condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$275,389	$(37,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,951	26,259
Allowance for doubtful accounts	290	94
Amortization of deferred financing costs	509	1,669
Amortization of original issue discount	21	133
Amortization of original issue premium	—	(886)
Loss on disposition of assets	67	509
Loss on extinguishment of debt	26,127	—
Share-based compensation	3,577	1,779
Unrealized (gain) loss on derivatives, net	(32,489)	128,167
Changes in assets and liabilities:
Accounts receivable	(68,465)	(66,588)
Inventories	6,134	44,657
Prepaid expenses and other current assets	(12,124)	(11,044)
Insurance receivable	—	(4)
Insurance proceeds on Coffeyville Refinery incident	1,260	—
Other long-term assets	100	112
Accounts payable	(17,525)	29,294
Accrued expenses and other liabilities	28,776	28,314
Accrued environmental liabilities	(57)	(96)
Other long-term liabilities	(1)	(44)

Net cash provided by operating activities	239,540	144,961

Cash flows from investing activities:
Capital expenditures	(44,582)	(35,510)
Proceeds from sale of assets	3	141

Net cash used in investing activities	(44,579)	(35,369)

Cash flows from financing activities:
Payment of capital lease obligations	(246)	(222)
Payments on senior secured notes	(243,366)	—
Payment of deferred financing costs	(60)	(1,142)
Proceeds from issuance of common units, net of offering costs	655,676	—
Net distributions to parent	—	(68,709)
Distribution to affiliates	(235,050)	—

Net cash provided by (used in) financing activities	176,954	(70,073)

Net increase in cash and cash equivalents	371,915	39,519
Cash and cash equivalents, beginning of period	153,145	2,745

Cash and cash equivalents, end of period	$525,060	$42,264

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $382 and $667 for the three months ended March 31, 2013 and 2012, respectively	$11,693	$1,910
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(20,901)	$(5,308)

See accompanying notes to condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

        CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. As of March 31, 2013, Coffeyville Resources, LLC (referred to as "CRLLC") a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy"), owns 100% of our general partner interest and approximately 81% of our limited partner interests. As of March 31, 2013, IEP (defined below) owns approximately 82% of CVR Energy.

        In preparation for the initial public offering (the "Initial Public Offering") of CVR Refining, on December 31, 2012, CRLLC contributed all of its interests in the operating subsidiaries which constitute its petroleum refining and related logistics business, as well as Coffeyville Finance Inc. ("Coffeyville Finance"), a finance subsidiary formed to serve as a co-issuer of debt securities, to a newly-formed subsidiary, CVR Refining, LLC ("Refining LLC"). The operating subsidiaries that were contributed to Refining LLC include the following entities: Wynnewood Energy Company, LLC ("WEC"); Wynnewood Refining Company, LLC ("WRC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM"); Coffeyville Resources Crude Transportation, LLC ("CRCT"); Coffeyville Resources Terminal, LLC ("CRT"); and Coffeyville Resources Pipeline, LLC ("CRP"). The entities that were contributed by CRLLC to Refining LLC in connection with the Initial Public Offering are referred to herein as the "Refining Subsidiaries." CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, contributed its 100% membership interest in Refining LLC to the Partnership on December 31, 2012. In connection with the closing of the Initial Public Offering, CVR Refining Holdings and its subsidiary were issued a designated number of common units of the Partnership, which now equates to approximately an 81% limited partner interest. CRLLC has retained its other assets, including common units representing approximately a 70% limited partner interest in CVR Partners, LP ("CVR Partners"), a NYSE traded manufacturer of nitrogen fertilizer, and a 100% membership interest in CVR GP, LLC, the general partner of CVR Partners.

        The contribution of entities as discussed above by CRLLC to Refining LLC is not considered a business combination accounted for under the purchase method as it is a transfer of assets under common control and, accordingly, balances have been transferred at their historical cost. The combined financial statements for the periods prior to the contribution have been prepared using the Refining Subsidiaries' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities.

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

        The net proceeds to CVR Refining of approximately $653.6 million after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

  •
  approximately $253.0 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest);

  •
  approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

  •
  approximately $85.1 million was distributed to CRLLC;

  •
  approximately $160.0 million has been allocated to be used to prefund certain maintenance and environmental capital expenditures through 2014; and

  •
  the balance of the proceeds of approximately $101.5 million has been allocated to be utilized for general corporate purposes.

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

        The Partnership's general partner, CVR Refining GP, LLC, manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The Partnership's general partner is owned by CVR Refining Holdings. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

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

        The Partnership entered into a services agreement on December 31, 2012, pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. In addition, by virtue of the fact that the Partnership is a controlled affiliate of CVR Energy, the Partnership is bound by an omnibus agreement entered into by CVR Energy, CVR Partners and the

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

general partner of CVR Partners, pursuant to which the Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of CVR Partners' outstanding units.

  Registration Statement on Form S-1

        On March 29, 2013, the Partnership filed a Registration Statement on Form S-1 to enable the offer and sale of common units, the proceeds of which would be used to redeem from CVR Refining Holdings an equal number of our common units.

  CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy, LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "IEP Acquisition") for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As a result of shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, IEP owned approximately 82% of the shares of CVR Energy as of March 31, 2013.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the SEC.

        Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to CVR Refining, so that the accompanying combined financial statements reflect substantially all costs of doing business. Accounts and balances related to the refining and related logistics operations were based on a combination of specific identification and allocations. CVR Energy and CRLLC allocated various corporate overhead expenses based on a percentage of total refining and related logistics payroll to the total payrolls of its segments (i.e., the petroleum and fertilizer segments are comprised of CVR Refining and CVR Partners, respectively). See additional discussion in Note 15 ("Allocation of Costs).

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(2) Basis of Presentation (Continued)

        Beginning in 2013, the condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement originally entered into on December 31, 2012. See Note 16 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

        In the opinion of the Partnership's management, the accompanying unaudited condensed consolidated and combined financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2013 and December 31, 2012, the results of operations and cash flows of the Partnership for the three months ended March 31, 2013 and 2012 and the changes in partners' capital for the Partnership for the three month period ended March 31, 2013.

        The preparation of condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ended December 31, 2013 or any other interim period.

        The Partnership has omitted net income per unit for the three months ended March 31, 2012, because the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the three months ended March 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

(3) Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Partnership adopted these standards as of January 1, 2013. The adoption of these standards expanded the Partnership's condensed consolidated and combined financial statement footnote disclosures.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(4) Share-Based Compensation

        Certain employees of CVR Refining and employees of CVR Energy who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with SAB Topic 1-B and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR Refining is not responsible for payment of share-based compensation and all expense amounts are reflected as an increase or decrease to partners' capital.

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2013, only grants of restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

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

        In December 2012, restricted stock units were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The non-vested restricted stock units are expected to vest over three years on the basis of one-third of the award each year with the exception of awards granted

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

to certain executive officers of CVR Energy that vest over one year. Each restricted stock unit represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of the CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

        Additionally, CVR Energy approved a discretionary award of up to 62,920 restricted stock units to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, on or before December 31, 2013. This discretionary award remains subject to the review and recommendation of the Compensation Committee and approval of the board of directors of the CVR Energy, and is conditioned on Mr. Lipinski continuing to be employed through December 31, 2013. As such, no expense related to this discretionary award was recorded during the three months ended March 31, 2013. To the extent awarded, the discretionary award will vest immediately, and include dividend equivalent rights for the time period commencing on December 28, 2012 through the date of the award.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2013, there was approximately $12.2 million of total unrecognized compensation cost related to restricted stock units and associated dividends to be recognized over a weighted-average period of approximately 1.07 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividends and respective allocation percentage for individuals for whom, as of March 31, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2013 and 2012 was approximately $3.5 million and $1.8 million, respectively.

  Long-Term Incentive Plan—CVR Refining

        In connection with the Initial Public Offering, on January 16, 2013, the board of directors of the general partner adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include employees, officers, consultants and directors of CVR Refining and the general partner and their respective subsidiaries and parents. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As of March 31, 2013, no awards have been granted under the plan.

(5) Inventories

        Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost or market for refined fuels and by-products for all periods presented. Refinery

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(5) Inventories (Continued)

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

        Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$257,594	$269,460
Raw materials and precious metals	152,170	158,110
In-process inventories	54,227	42,723
Parts and supplies	29,337	29,169

	$493,328	$499,462

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Land and improvements	$23,974	$23,962
Buildings	37,023	36,680
Machinery and equipment	1,697,389	1,685,616
Automotive equipment	15,262	14,327
Furniture and fixtures	6,279	6,168
Leasehold improvements	774	774
Construction in progress	55,972	46,039

	1,836,673	1,813,566
Accumulated depreciation	489,773	461,975

	$1,346,900	$1,351,591

        Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2013 and 2012 totaled approximately $0.4 million and $0.7 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million as of March 31, 2013 and December 31, 2012. Amortization of assets held under capital leases is included in depreciation expense.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(7) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.1 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation for CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $26.8 million and $25.4 million for the three months ended March 31, 2013 and 2012, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

(8) Long-Term Debt

        Long-term debt was as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $1,840 as December 31, 2012	—	220,910
6.5% Senior Notes, due 2022	500,000	500,000
Capital lease obligations	50,884	51,168

Long-term debt	$550,884	$772,078

Senior Secured Notes

        On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Old Notes was amortized to interest expense and other

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Long-Term Debt (Continued)

financing costs over their respective terms. In addition, CRLLC incurred additional third party fees and expenses, totaling $3.6 million associated with the offering.

        On December 15, 2011, the Issuers sold an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "Additional First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes was amortized to interest expense and other financing costs over the term of the Additional First Lien Notes. In conjunction with the issuance of the Additional First Lien Notes, CRLLC expanded the existing ABL credit facility (see "ABL Credit Facility" below for further discussion of the expansion and associated accounting treatment) and incurred a commitment fee and other third-party costs associated with the expansion.

        The related original issue premium and other debt issuance costs related to the Additional First Lien Notes were amortized over the remaining term of the First Lien Notes. Fees and third-party costs associated with the ABL credit facility expansion were amortized over the remaining term of the facility.

        The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. See further discussion below related to the tender for and subsequent redemption of all of the outstanding First Lien Notes in the fourth quarter of 2012. The Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the three months ended March 31, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

2022 Senior Secured Notes

        On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. The 2022 Notes are guaranteed by Refining LLC and its existing domestic subsidiaries. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Long-Term Debt (Continued)

guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Nitrogen Fertilizers, LLC ("CRNF") are not guarantors.

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

        Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of the repayment of the First Lien Notes, a loss on extinguishment of debt of $33.4 million was recorded in the fourth quarter of 2012, which included the total premiums paid of $31.6 million and the write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of unamortized original issuance premium of $6.3 million.

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.

        The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

        The 2022 Notes requires the Partnership to maintain a minimum fixed charge coverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make payments on subordinated or unsecured debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the fixed coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2013, the Partnership was in compliance with the covenants contained in the 2022 Notes.

        At March 31, 2013, the estimated fair value of the 2022 Notes was approximately $511.3 million. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Asset Backed (ABL) Credit Facility

        On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (the "ABL credit facility") with a group of lenders including Deutsche Bank Trust Company

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Long-Term Debt (Continued)

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

        In connection with the change in control described in Note 1 above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude the IEP Acquisition from the definition of change of control as provided in the ABL credit facility. Absent the ABL First Amendment, the change in control of CVR Energy described above would have triggered an event of default pursuant to the ABL credit facility.

Amended and Restated Asset Backed (ABL) Credit Facility

        On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility, which replaced the ABL credit facility, is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Partnership assumed CRLLC's position as borrower and CRLLC's obligations under the facility upon closing of the Initial Public Offering on January 23, 2013.

        The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.

        Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Long-Term Debt (Continued)

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

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2013.

        Lender and other third-party costs associated with the Amended and Restated ABL Credit Facility of $2.1 million were deferred and are being amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, a portion of the unamortized deferred costs associated with the ABL credit facility of approximately $2.8 million will continue to be amortized over the term of the Amended and Restated ABL Credit Facility.

        As of March 31, 2013, we had availability under the Amended and Restated ABL Credit Facility of $372.8 million and had letters of credit outstanding of approximately $27.2 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2013.

  Intercompany Credit Facility

        On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a new $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

        The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require,

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Long-Term Debt (Continued)

including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements.

        In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default of other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of March 31, 2013, the Partnership had $150.0 million available under the intercompany credit facility.

  Capital Lease Obligations

        As a result of the acquisition of the Wynnewood refinery, CVR Refining acquired two leases accounted for as a capital lease and a finance obligation related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 199 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 198 months remaining and will expire in September 2029.

(9) Partners' Capital and Partnership Distributions

        The Partnership has two types of partnership interests outstanding at March 31, 2013:

  •
  common units; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

        At March 31, 2013, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 120,000,000 common units were owned by CVR Refining Holdings, a wholly-owned subsidiary of CVR Energy, representing approximately 81% of the total Partnership units outstanding.

        The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Available cash for the quarter ended March 31, 2013 has been calculated for the period after the closing of the offering on January 23, 2013 through March 31, 2013. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(9) Partners' Capital and Partnership Distributions (Continued)

necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

        See Note 17 ("Subsequent Events") concerning distributions declared on April 30, 2013 for the three month period ended March 31, 2013.

(10) Net Income per Common Unit

        The net income per unit figures on the Condensed Consolidated and Combined Statements of Operations are based on the net income of the Partnership after the closing of the offering on January 23, 2013 through March 31, 2013, since this is the amount of net income that is attributable to the newly issued common units.

        The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest.

        Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, give effect to unvested common units granted under the CVR Refining LTIP. No common units were issued or outstanding under the CVR Refining LTIP during the period.

        The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

January 23, 2013 to March 31, 2013
Net income (from the closing of the offering on January 23, 2013 to March 31, 2013)	$197,528
Net income per common unit, basic	$1.34
Net income per common unit, diluted	$1.34
Weighted-average common units outstanding, basic	147,600,000
Weighted-average common units outstanding, diluted	147,600,000

(11) Income Taxes

        CVR Refining is treated as a partnership for U.S. federal income tax purposes. Generally, each common unitholder is required to take into account its respective share of CVR Refining's income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the state of Texas. The income tax liability of the common unitholders is not reflected in the condensed consolidated and combined financial statements of the Partnership.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies

        The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ended December 31, 2013	$2,208	$84,334

Year Ending December 31,
2014	2,277	105,485
2015	1,450	94,569
2016	987	87,527
2017	268	86,248
Thereafter	316	920,428

	$7,506	$1,378,591

(1)
This amount includes approximately $993.9 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR Refining leases various equipment and real properties under long-term operating leases expiring at various dates. For the three months ended March 31, 2013 and 2012 lease expense totaled approximately $0.8 million and $0.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Partnership has long-term commitments to purchase storage capacity and pipeline transportation services.

  Crude Oil Supply Agreement

        On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the "Previous Supply Agreement"). Under the Vitol Agreement, Vitol supplies the Partnership's refineries with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk.

        The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

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

  Litigation

        From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated and combined financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

        In May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. Both lawsuits were removed to federal court and were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware. The Anstine and Arrow cases allege the respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. Both lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases. The settlement did not have a material adverse effect on the condensed consolidated and combined financial statements.

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.

  Flood, Crude Oil Discharge and Insurance

        Crude oil was discharged from CVR Refining's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR Refining received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR Refining in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR Refining has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the condensed consolidated and combined financial statements. CVR Refining believes that the resolution of the remaining claim will not have a material adverse effect on the condensed consolidated and combined financial statements.

        On October 25, 2010, CVR Refining received a letter from the United States Coast Guard on behalf of the U.S. Environmental Protection Agency (the "EPA") seeking approximately $1.8 million in oversight cost reimbursement. CVR Refining responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree that was filed and approved with the court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty plus accrued interest in the amount of $0.6 million for CWA violations and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training. The parties are negotiating an agreement to settle DOJ's RMP claims. Any liability to DOJ related to the RMP claims is not expected to be material.

        CVR Refining is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

eliminate the majority of the insurance defendants' reservations and defenses, CVR Refining cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of the claims. CVR Refining has received $25.0 million of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment of the primary pollution liability policy limit.

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

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of March 31, 2013 and December 31, 2012, environmental accruals of approximately $2.2 million and $2.3 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.6 million and $0.7 million, respectively, are included in other current liabilities. The Partnership's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

rates at March 31, 2013 and December 31, 2012, respectively. The accruals include estimated closure and post-closure costs of approximately $0.8 million for two landfills at March 31, 2013 and December 31, 2012. The estimated future payments for these required obligations are as follows:

Amount
(in thousands)
Nine months ending December 31, 2013	$533

Year Ending December 31,
2014	340
2015	190
2016	132
2017	114
Thereafter	1,068

Undiscounted total	2,377

Less amounts representing interest at 1.62%	219

Accrued environmental liabilities at March 31, 2013	$2,158

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

        In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the IEP Acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $59.0 million for CRRM and $94.0 million for WRC.

        CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits, known as

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

renewable identification numbers ("RINs"), in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, about 9.6% of all transportation fuel is required to be "renewable fuel". Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was required to comply. From time to time, CVR Refining may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While CVR Refining cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year. If CVR Refining is unable to pass the costs of compliance with RFS on to its customers, if sufficient RINs are unavailable for purchase at times when CVR Refining seeks to purchase RINs, if CVR Refining has to pay a significant higher price for RINs or if CVR Refining is subject to penalties as a result of delays in its ability to timely deliver RINs to the EPA, its business, financial condition and results of operations could be materially adversely affected.

        In 2013, the EPA proposed "Tier 3" gasoline sulfur standards. Based on the proposed standards, CRRM anticipates it will incur less than $20.0 million of capital expenditures to install controls in order to meet the anticipated new standards. The project is expected to be completed during the Coffeyville refinery's next scheduled turnaround in 2016. It is not anticipated that the Wynnewood refinery will require additional controls or capital expenditures to meet the anticipated new standard.

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

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, the Partnership was required to pay a civil penalty of approximately $0.7 million and complete the

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $41.0 million, of which approximately $39.0 million is expected to consist of capital expenditures for air pollution control equipment. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.

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

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2013 and 2012, capital expenditures were approximately $22.2 million and $5.3 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

        CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

  Wynnewood Refinery Incident

        On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during start up after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The Partnership has completed an internal investigation of the incident and continues to cooperate with OSHA and Oklahoma Department of Labor ("ODL") investigations. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC has filed its notice of contest against the citations, and will vigorously defend against the citations and OSHA's placement of WRC in the SVEP. WRC is in the process of reviewing the citations and no settlement has been reached. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the condensed consolidated and combined financial statements.

(13) Fair Value Measurements

        In accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC 820"), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

        ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities

  •
  Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3—Significant unobservable inputs (including the Partnership's own assumptions in determining the fair value)

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(13) Fair Value Measurements (Continued)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Other current assets (marketable securities)	$50	$—	$—	$50
Other current assets (derivative agreements)	—	—	—	—
Other long-term assets (derivative agreements)	—	1,461	—	1,461

Total Assets	$50	$1,461	$—	$1,511

Other current liabilities (derivative agreements)	$—	$(35,781)	$—	$(35,781)
Other current liabilities (other fair value measurements)	—	(31,960)	—	(31,960)
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$(67,741)	$—	$(67,741)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Other current assets (marketable securities)	$38	$—	$—	$38
Other current assets (derivative agreements)	—	—	—	—
Other long-term assets (derivative agreements)	—	938	—	938

Total Assets	$38	$938	$—	$976

Other current liabilities (derivative agreements)	$—	$(67,747)	$—	$(67,747)
Other current liabilities (other fair value measurements)	—	(1,072)	—	(1,072)
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$(68,819)	$—	$(68,819)

        As of March 31, 2013 and December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's marketable securities, derivative instruments and certain other current liabilities. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and other current liabilities which use fair value measurements are valued using broker quoted market prices of similar instruments which are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2013.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Derivative Financial Instruments

        Loss on derivatives, net consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized loss on derivative agreements	$(52,515)	$(19,086)
Unrealized gain (loss) on derivative agreements	32,489	(128,167)

Total loss on derivatives, net	$(20,026)	$(147,253)

        CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.

        CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as loss on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

        CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2013 was a net loss of $0.3 million included in accrued liabilities. For the three months ended March 31, 2013 and 2012, CVR Refining recognized a realized loss of $2.0 million and $8.2 million, respectively, which is recorded in realized loss on derivatives, net in the Condensed Consolidated and Combined Statements of Operations. For the three months ended March 31, 2013 and 2012, CVR Refining recognized an unrealized loss of $0.2 million and an unrealized gain of $0.2 million, respectively, which are recorded in unrealized gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

  Commodity Swap

        CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Derivative Financial Instruments (Continued)

cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated and Combined Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2013 and December 31, 2012, CVR Refining had open commodity hedging instruments consisting of 22.8 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2013 was a net unrealized loss of $34.1 million, $35.5 million of which is included in current liabilities and $1.4 million is included in non-current assets. For the three months ended March 31, 2013 and 2012, CVR Refining recognized a realized loss of $50.5 million and $10.9 million, respectively, which is recorded in realized loss on derivatives, net in the Condensed Consolidated and Combined Statements of Operations. For the three months ended March 31, 2013 and 2012, CVR Refining recognized an unrealized gain of $32.7 million and an unrealized loss of $128.3 million, respectively, which are recorded in unrealized gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

  Offsetting Assets and Liabilities

        The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which CVR Refining has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by CVR Refining. As a result of the right to setoff, CVR Refining's recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Condensed Consolidated Balance Sheets. In accordance with guidance issued by the FASB related to "Disclosures about Offsetting Assets and Liabilities," the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions.

        The offsetting assets and liabilities for CVR Refining's derivatives as of March 31, 2013 are recorded as non-current assets in other long-term assets in the Condensed Consolidated Balance Sheets and as current liabilities in other current liabilities in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2013
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in thousands)
Commodity Swaps	$1,463	$(2)	$1,461	$—	$1,461

Total	$1,463	$(2)	$1,461	$—	$1,461

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Derivative Financial Instruments (Continued)

	As of March 31, 2013
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in thousands)
Commodity Swaps	$54,588	$(19,058)	$35,530	$—	$35,530
Other Derivative Activity	251	—	251	(251)	—

Total	$54,839	$(19,058)	$35,781	$(251)	$35,530

        The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2012 are recorded as non-current assets in other long-term assets in the Condensed Consolidated Balance Sheets and as current liabilities in other current liabilities in the Condensed Consolidated Balance Sheets as follows:

	As of December 31, 2012
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in thousands)
Commodity Swaps	$945	$(7)	$938	$—	$938

Total	$945	$(7)	$938	$—	$938

	As of December 31, 2012
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in thousands)
Commodity Swaps	$74,178	$(6,445)	$67,733	$—	$67,733
Other Derivative Activity	21	(7)	14	(14)	—

Total	$74,199	$(6,452)	$67,747	$(14)	$67,733

(15) Allocation of Costs

        Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement with CVR Energy on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. Accordingly, the historical combined financial statements for the three months ended March 31, 2012 have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy and CRLLC allocated general and administrative expenses to CVR Refining based on allocation methodologies that management considers reasonable and result in an allocation of the historical cost of doing business

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Allocation of Costs (Continued)

borne by CVR Energy and CRLLC on behalf of CVR Refining. These allocations may not be indicative of the cost of future operations. For the three months ended March 31, 2013, amounts incurred by CVR Energy and its affiliates on behalf of Partnership have been governed and billed in accordance with the services agreement entered into between the Partnership and CVR Energy on December 31, 2012 as more fully described in Note 16 ("Related Party Transactions").

        CVR Refining's Combined Statements of Operations for the three months ended March 31, 2012 reflect all of the expenses that CRLLC and CVR Energy incurred on CVR Refining's behalf. CVR Refining's financial statements therefore include certain expenses incurred by CVR Energy and CRLLC which may include, but are not necessarily limited to, the following:

  •
  Officer and employee salaries and share-based compensation;

  •
  Rent or depreciation;

  •
  Advertising;

  •
  Accounting, tax, legal and information technology services;

  •
  Other selling, general and administrative expenses;

  •
  Costs for defined contribution plans, medical and other employee benefits; and

  •
  Financing costs, including interest and losses on extinguishment of debt.

        Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining as governed by percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. Allocations related to share-based compensation are more fully described in Note 4 ("Share-Based Compensation"). Cost allocations, either allocated or billed, of $2.9 million and $14.5 million were included in direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses (exclusive of depreciation and amortization), respectively, for the three months ended March 31, 2012.

(16) Related Party Transactions

        In connection with the formation of CVR Refining in September 2012 and the Initial Public Offering in January 2013, CVR Refining and CRRM entered into certain agreements with CVR Energy and its subsidiaries that govern the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the initial public offering of CVR Partners; the agreements are described as in effect at March 31, 2013. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on CVR Refining's Condensed Consolidated Balance Sheets.

  Feedstock and Shared Services Agreement

        CRRM entered into a feedstock and shared services agreement with CRNF under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock agreement, CRRM and CRNF have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended March 31, 2013 and 2012, the net sales generated from the sale of hydrogen to CRNF were approximately $0.2 million and $0, respectively. For the three months ended March 31, 2013 and 2012, CVR Refining also recognized $29,000 and $5.7 million of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility, respectively. At March 31, 2013 and December 31, 2012, there was approximately $29,000 and $0.2 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended March 31, 2013 and 2012 were approximately $(3,000) and $36,000, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended March 31, 2013 and 2012, were approximately $0.2 million and $0.5 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For both the three months ended March 31, 2013 and 2012, CRRM recognized approximately $0.1 million of direct operating expenses generated from the purchase of tail gas from CRNF.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

an additional 15% to cover the cost of capital. At March 31, 2013 and December 31, 2012, an asset of approximately $0.5 million was included in other current assets and approximately $0.2 million and $0.4 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.3 million in other non-current liabilities in the Condensed Consolidated Balance Sheets.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million was incurred by CRRM for the use of tank capacity for both the three months ended March 31, 2013 and 2012. This expense was recorded as direct operating expenses. No amounts were paid in prior years.

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

        At March 31, 2013 and December 31, 2012, payables of $0.2 million and $0.4 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement. At March 31, 2013 and December 31, 2012, receivables of $0.8 million and $0.4 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

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

        Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.7 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively. Receivables of $0.9 million and $0.6 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRT entered into an operating and lease agreement with CRNF, under which it leases premises to CRNF located at Phillipsburg, Kansas, which CRNF uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the three months ended March 31, 2013, revenue related to the terminal operating and lease agreement totalled approximately $7,000.

  Lease Agreement

        CRRM entered into a lease agreement with CRNF under which CRNF leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended March 31, 2013 and 2012, amounts received related to the use of the office and laboratory space totaled approximately $27,000 and $26,000, respectively. There were no receivables outstanding with respect to the lease agreement as of March 31, 2013 and December 31, 2012, respectively.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

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

        The agreement provides for indemnification in the case of contamination or releases of hazardous materials that were present but unknown at the time the agreement was entered into to the extent such contamination or releases were identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the execution of the agreement.

        The term of the agreement is for at least 20 years, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

  Services Agreement

        On December 31, 2012, CVR Refining entered into a services agreement with CVR Energy. CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Refining with the following services under the agreement, among others:

  •
  services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

  •
  administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

  •
  management of the Partnership's property and the property of its operating subsidiaries in the ordinary course of business;

  •
  recommendations on capital raising activities to the board of directors of the Partnership's general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

  •
  managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies for the Partnership and providing safety and environmental advice;

  •
  recommending the payment of distributions; and

  •
  managing or providing advice for other projects, including acquisitions, as may be agreed by CVR Energy and the Partnership's general partner from time to time.

        As payment for services provided under the agreement, the Partnership, its general partner or subsidiaries must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. Beginning in January 2014, either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days', but not more than one year's notice. Furthermore, the Partnership's general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

        In order to facilitate the carrying out of services under the agreement, CVR Refining and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another's intellectual property under certain circumstances.

        The agreement also contains an indemnity provision whereby the Partnership, its general partner, and its subsidiaries, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

certain affiliates, except in cases of gross negligence, willful misconduct, bad faith, reckless disregard in performance of services under the agreement, or fraudulent or dishonest acts.

        Net amounts incurred under the services agreement for the three months ended March 31, 2013 were approximately $20.9 million. Of these charges approximately $14.6 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $6.3 million were included in direct operating expenses (exclusive of depreciation and amortization). At March 31, 2013, payables of $8.2 million were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. See Note 15 ("Allocation of Costs") for costs allocated to CVR Refining for the three months ended March 31, 2012 prior to this services agreement going into effect on December 31, 2012.

  Limited Partnership Agreement

        In connection with the Initial Public Offering, CVR Refining GP and CVR Refining Holdings entered into the first amended and restated agreement of limited partnership of the Partnership, dated January 23, 2013.

        The Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. CVR Refining Holdings has the right to select the directors of the general partner. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the general partner and not by its board of directors. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to re-election on a regular basis by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership's business.

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). No amounts were incurred or reimbursed under the partnership agreement for the three months ended March 31, 2013.

  Intercompany Credit Facility

        On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. There were no amounts outstanding under the intercompany credit facility at March 31, 2013. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Related Party Transactions (Continued)

  Insight Portfolio Group

        Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(17) Subsequent Events

  Distribution

        On April 30, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2013 to the Partnership's unitholders of $1.58 per common unit or $233.2 million in aggregate. The cash distribution will be paid on May 17, 2013 to unitholders of record at the close of business on May 10, 2013. This distribution was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated and combined financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the Securities and Exchange Commission ("SEC") on March 14, 2013. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth in the summary risks noted below:

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

  •
  our ability to purchase gasoline and diesel RINs on a timely and cost effective basis;

  •
  our continued ability to secure environmental and other governmental permits necessary for the operation of our business;

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

  •
  exemptions we rely on in connection with the NYSE corporate governance requirements;

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

Partnership Overview

        We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpd medium complexity crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpd of light sour crude oil (within its 70,000 bpd capacity). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of owned and leased pipeline) that transports crude oil to our Coffeyville refinery from our Broome Station tank farm located near Caney, Kansas and (4) over 6.0 million barrels of crude oil storage.

        Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States. Our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations and Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing to the U.S. Gulf Coast has eliminated our ability to source foreign waterborne crude oil, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third party tanker trucks), we make bulk sales (sales through third party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar.

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $50.0 million on a hydrocracker project that will increase the conversion capability and the ULDS yield of the Wynnewood refinery. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the three months ended March 31, 2013 was $4.98 per barrel compared to $1.70 per barrel for the three months ended March 31, 2012.

Our History

        We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation of the Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets described above to Refining LLC in October 2012, and CVR Refining Holdings, a subsidiary of CRLLC, contributed Refining LLC to us in December 2012.

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

        The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes, $160.0 million will be used to prefund certain maintenance and environmental capital expenditures through 2014, $54.0 million is being used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy, LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        In May 2012, IEP acquired a majority of the common stock of CVR Energy through the Offer. As a result of shares tendered into the Offer during the initial offering period and subsequent additional purchases, IEP owned approximately 82% of the outstanding common stock of CVR Energy as of March 31, 2013.

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

        The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. We are also subject to the EPA's Renewable Fuel Standard ("RFS"), which requires us to blend "renewable fuels" in with our transportation fuels or purchase renewable energy credits, known as renewable identification numbers, in lieu of blending. In 2013, the Wynnewood refinery became subject to the RFS for the first time, and the cost of RINs became extremely volatile and significantly higher than the cost during the comparable 2012 period. See Note 12 to our condensed consolidated and combined financial statements for further information.

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

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three month ended March 31, 2013, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $2.4 million.

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

        Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two-phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012 and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. We completed a turnaround at our Wynnewood refinery in December 2012. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.

Agreements with Affiliates

        In connection with the initial public offering of CVR Energy and the transfer of the nitrogen fertilizer business to CVR Partners in October 2007, CVR Energy and its subsidiaries entered into a number of agreements with CVR Partners and its subsidiary that govern the business relations among CVR Partners, CVR Energy and their subsidiaries and affiliates. In connection with CVR Partners'

initial public offering, CVR Energy, directly or through its subsidiaries, amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Partners. In connection with our Initial Public Offering, some of the subsidiaries party to these agreements became subsidiaries of CVR Refining.

        These intercompany agreements include (i) the pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) an easement agreement; (v) an environmental agreement and (vi) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

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

  New and Refinanced Indebtedness

        Notes.    In April 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance, Inc. ("Coffeyville Finance") issued $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us in our condensed consolidated and combined financial statements.

        In December 2010, CRLLC made a voluntary unscheduled payment of $27.5 million on the First Lien Notes. On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million of First Lien Notes to partially fund the acquisition of the Wynnewood refinery. In connection with the acquisition of the Wynnewood refinery, in November 2011, CRLLC received a commitment for a one year bridge loan, which remained undrawn and was terminated as a result of the issuance of the First Lien Notes.

        On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. Refining LLC and Coffeyville Finance used a portion of the remaining net proceeds from the 2022 Notes offering to fund the redemption of the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

        On January 23, 2013, $253.0 million of the proceeds from our Initial Public Offering were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the three months ended March 31, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

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

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. For the three months ended March 31, 2013 and 2012, we were allocated compensation expense of $3.5 million and $1.8 million, respectively, related to non-vested share-based compensation awards issued through the CVR Energy LTIP.

  Distributions to CVR Refining Unitholders

        The current policy of the board of directors of our general partner is to distribute all of the available cash we generate each quarter. Available cash for each quarter will be determined by the board of directors of the our general partner following the end of such quarter and will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify the cash distribution policy at any time, and the partnership agreement does not require us to make distributions at all.

        On April 30, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2013 to our unitholders of $1.58 per common unit or $233.2 million in aggregate. The cash distribution will be paid on May 17, 2013 to unitholders of record at the close of business on May 10, 2013. This distribution was adjusted to exclude the period from January 1, 2013 to January 22, 2013 (the period preceding the closing of the Initial Public Offering).

  Commodity Swaps

        CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated and Combined Statements of Operations. At March 31, 2013 and December 31, 2012, we had open commodity hedging instruments consisting of 22.8 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of our future gasoline and distillate production. None of these swap contracts were designated as cash flow hedges, and all changes in fair market value will be reported in earnings in the period in which the value change occurs. For the three months ended March 31, 2013 and 2012, we recognized a realized loss of $50.5 million and $10.9 million, respectively, and an unrealized gain of $32.7 million and an unrealized loss of $128.3 million, respectively.

  Turnaround Projects

        The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The Coffeyville refinery incurred costs of approximately $20.1 million for the three months ended March 31, 2012 associated with the 2011/2012 turnaround.

  Publicly Traded Partnership Expenses

        Our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will approximate $5.0 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2013 and 2012. The discussion of our results of operations for the three months ended March 31, 2012 is based on the historical operations of the petroleum refining and related logistics business of CVR Energy, including the operations of both the Coffeyville and Wynnewood refineries, each of which was contributed to us on December 31, 2012. The following data should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2012, is unaudited.

        Net sales consist principally of sales of refined fuel, and are mainly affected by crude oil and refined product prices, changes to the input mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, versus lower value finished products, such as pet coke.

        Industry-wide petroleum results are driven and measured by the relationship, or margin, between refined products and the prices for crude oil referred to as crack spreads. See "—Factors Affecting Our Results of Operations." We discuss our results of petroleum operations in the context of per barrel consumed crack spreads and the relationship between net sales and cost of product sold. Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization).

        Refining margin is a non-GAAP measure that management believes is important to investors in evaluating our refineries' performance as a general indication of the amount above our cost of product sold (exclusive of depreciation and amortization) that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold exclusive of depreciation and amortization) can be derived directly from our Condensed Consolidated and Combined Statements of

Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

	Three Months Ended March 31,		Change from 2012
	2013	2012	Change	Percent
	(unaudited)
	(in millions)
Consolidated Statement of Operations Data:
Net sales	$2,274.0	$1,898.5	$375.5	19.8%
Cost of product sold(1)	1,805.8	1,630.7	175.1	10.7
Direct operating expenses(1)(2)	86.0	71.7	14.3	19.9
Major scheduled turnaround expenses	—	21.0	(21.0)	(100.0)
Selling, general and administrative expenses(1)(2)	18.6	20.2	(1.6)	(7.9)
Depreciation and amortization	28.0	26.3	1.7	6.5

Operating income	$335.6	$128.6	$207.0	161.0%
Interest expense and other financing costs	(14.2)	(18.8)	4.6	(24.5)
Interest income	0.1	—	0.1	—
Realized loss on derivatives, net,	(52.5)	(19.1)	(33.4)	174.9
Unrealized gain (loss) on derivatives, net	32.5	(128.1)	160.6	(125.4)
Loss on extinguishment of debt	(26.1)	—	(26.1)	—

Income (loss) before income tax expense	275.4	(37.4)	312.8	836.4
Income tax expense	—	—	—	—

Net income (loss)	$275.4	$(37.4)	$312.8	836.4%
Gross profit(4)	$354.2	$148.8	$205.4	138.0%
Refining margin(5)	$468.2	$267.8	$200.4	74.8%

	As of March 31, 2013	As of December 31, 2012
	(unaudited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$525.1	$153.1
Working capital	866.2	382.6
Total assets	2,693.3	2,258.5
Total debt, including current portion	552.0	773.2
Total partners' capital	1,678.3	980.8

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$239.5	$145.0
Investing activities	(44.6)	(35.4)
Financing activities	177.0	(70.1)

Net cash flow	$371.9	$39.5

Other Financial Data
Capital expenditures for property, plant and equipment	$44.6	$35.5

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(5)	$26.71	$20.07
Gross profit(4)	20.20	11.15
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)(1)(3)	4.91	6.95
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold(1)(8)	4.64	6.51
Barrels sold (barrels per day)(8)	205,875	156,573

	Three Months Ended March 31,
	2013		2012
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	156,725	76.6	110,636	71.2
Medium	14,757	7.2	24,982	16.1
Heavy sour	23,334	11.4	11,040	7.1

Total crude oil throughput	194,816	95.2	146,658	94.4
Feedstocks and blendstocks	9,774	4.8	8,727	5.6

Total throughput	204,590	100.0	155,385	100.0

Production:
Gasoline	98,184	47.8	81,291	52.6
Distillate	83,841	40.8	62,329	40.4
Other (excluding internally produced fuel)	23,543	11.4	10,879	7.0

Total refining production (excluding internally produced fuel)	205,568	100.0	154,499	100.0

Product price (dollars per gallon):
Gasoline	$2.82		$2.87
Distillate	$3.11		$3.12

	Three Months Ended March 31,
	2013	2012
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$94.36	$103.03
Crude Oil Differentials:
WTI less WTS (light/medium sour)	6.33	3.67
WTI less WCS (heavy sour)	27.26	27.12
NYMEX Crack Spreads:
Gasoline	31.24	25.44
Heating Oil	33.43	29.61
NYMEX 2-1-1 Crack Spread	32.33	27.53
PADD II Group 3 Basis:
Gasoline	(7.57)	(6.78)
Ultra Low Sulfur Diesel	2.09	(1.64)
PADD II Group 3 Product Crack:
Gasoline	23.66	18.66
Ultra Low Sulfur Diesel	35.52	27.98
PADD II Group 3 2-1-1	29.59	23.32

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.1	$0.7
Depreciation and amortization excluded from direct operating expenses	26.8	25.4
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	0.2

Total depreciation and amortization	$28.0	$26.3

(2)
Our direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. We are not responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy. See "—Critical Accounting Policies—Shared-Based Compensation" in our Annual Report on Form 10-K for the year-ended

  December 31, 2012 for more information. The charges for allocated share-based compensation were:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Direct operating expenses	$0.4	$0.1
Selling, general and administrative expenses	3.1	1.7

Total	$3.5	$1.8

(3)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divided by the applicable number of crude oil throughput barrels for the period.

(4)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization) and major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated and Combined Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(5)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Consolidated and Combined Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(6)
EBITDA and Adjusted EBITDA.    EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) unrealized (gain) loss on derivatives, net and (vi) Wynnewood acquisition transaction fees and integration expenses. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enables investors to better understand our ability to make distributions to our common unitholders, evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Net income (loss)	$275.4	$(37.4)
Add:
Interest expense and other financing costs, net of interest income	14.1	18.8
Income tax expense	—	—
Depreciation and amortization	28.0	26.3

EBITDA	317.5	7.7
Add:
FIFO impacts (favorable) unfavorable(a)	(4.7)	(19.3)
Share-based compensation, non-cash	3.5	1.8
Loss on extinguishment of debt	26.1	—
Major scheduled turnaround expense	—	21.0
Unrealized (gain) loss on derivatives, net	(32.5)	128.1
Wynnewood acquisition transaction fees and integration expenses	—	3.7

Adjusted EBITDA	$309.9	$143.0

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
(7)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distribution is not a recognized term under GAAP. Available cash should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. Available cash for the three months ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).

Three Months Ended March 31, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA (full quarter)	$309.9
Adjustments:
Less:
Cash needs for debt service	10.0
Reserves for environmental and maintenance capital expenditures	31.2
Reserves for future turnarounds	8.7

Available cash for distribution	$260.0
Less: Available cash—Prior to IPO (January 1, 2013 to January 22, 2013)	$25.9

Available cash for distribution—Subsequent to IPO (January 23 to March 31)	$234.1

Available cash for distribution, per unit—Subsequent to IPO	$1.58
Common units outstanding	147,600
(8)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,492.6	$1,132.5
Cost of product sold (exclusive of depreciation and amortization)	1,195.1	973.1
Direct operating expenses (exclusive of depreciation and amortization)	52.2	43.8
Major scheduled turnaround expenses	—	20.1
Depreciation and amortization	17.5	17.3

Gross profit	$227.8	$78.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	52.2	63.9
Depreciation and amortization	17.5	17.3

Refining margin	$297.5	$159.4

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$26.73	$19.82
Gross profit	20.47	9.73
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	4.69	7.94
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	4.33	8.02
Barrels sold (barrels per day)	133,746	87,534

	Three Months Ended March 31,
	2013		2012
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	99,793	76.0	71,916	76.7
Medium	512	0.4	5,447	5.8
Heavy sour	23,334	17.8	11,040	11.8

Total crude oil throughput	123,639	94.2	88,403	94.3
Feedstocks and blendstocks	7,570	5.8	5,367	5.7

Total throughput	131,209	100.0	93,770	100.0

Production:
Gasoline	62,414	46.7	50,269	53.0
Distillate	55,602	41.6	41,075	43.3
Other (excluding internally produced fuel)	15,717	11.7	3,492	3.7

Total refining production (excluding internally produced fuel)	133,733	100.0	94,836	100.0

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$780.4	$766.0
Cost of product sold (exclusive of depreciation and amortization)	610.4	658.0
Direct operating expenses (exclusive of depreciation and amortization)	33.8	27.9
Major scheduled turnaround expenses	—	0.9
Depreciation and amortization	9.3	8.3

Gross profit	$126.9	$70.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	33.8	28.8
Depreciation and amortization	9.3	8.3

Refining margin	$170.0	$108.0

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$26.55	$20.36
Gross profit	19.80	13.36
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	5.29	5.43
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	5.22	4.59
Barrels sold (barrels per day)	72,129	69,039

	Three Months Ended March 31,
	2013		2012
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	56,932	77.6	38,720	62.8
Medium	14,245	19.4	19,535	31.7
Heavy sour	—	—	—	—

Total crude oil throughput	71,177	97.0	58,255	94.5
Feedstocks and blendstocks	2,204	3.0	3,360	5.5

Total throughput	73,381	100.0	61,615	100.0

Production:
Gasoline	35,770	49.8	31,022	52.0
Distillate	28,239	39.3	21,254	35.6
Other (excluding internally produced fuel)	7,826	10.9	7,387	12.4

Total refining production (excluding internally produced fuel)	71,835	100.0	59,663	100.0

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

        Net Sales.    Net sales were $2,274.0 million for the three months ended March 31, 2013 compared to $1,898.5 million for the three months ended March 31, 2012. The increase of $375.5 million was the result of higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to the downtime associated with completion of our second phase of the Coffeyville refinery's turnaround in the first quarter of 2012, which decreased products available for sale. Our average sales price per gallon for the three months ended March 31, 2013 for gasoline of $2.82 and distillate of $3.11 decreased by approximately 1.7% and 0.3%, respectively, as compared to the three months ended March 31, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	9.6	$118.30	$1,136.8	8.2	$120.37	$981.5	1.4	$155.3	$(19.9)	$175.2
Distillate	7.8	$130.44	$1,023.4	6.2	$131.21	$811.6	1.6	$211.8	$(6.0)	$217.8

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $1,805.8 million for the three months ended March 31, 2013 compared to $1,630.7 million for the three months ended March 31, 2012. The increase of $175.1 million was primarily the result of an increase in crude oil throughputs which was partially offset by a decrease in crude oil prices. The increase in crude oil throughputs is due to the downtime associated with completion of our second phase of the Coffeyville refinery's turnaround in the first quarter of 2012. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2013 was $89.34 compared to $101.25 for the comparable period of 2012, a decrease of approximately 11.8%. Sales volume of refined fuels increased by approximately 21.0%. The impact of

FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2013, we had a favorable FIFO inventory impact of $4.7 million compared to a favorable FIFO inventory impact of $19.3 million for the comparable period of 2012.

        Refining margin per barrel of crude oil throughput increased from $20.07 for the three months ended March 31, 2012 to $26.71 for the three months ended March 31, 2013. Refining margin adjusted for FIFO impact was $26.44 per crude oil throughput barrel for the three months ended March 31, 2013, as compared to $18.62 per crude oil throughput barrel for the three months ended March 31, 2012. Gross profit per barrel increased to $20.20 for the three months ended March 31, 2013 as compared to gross profit per barrel of $11.15 in the equivalent period in 2012. The increase of our refining margin per barrel is due to a decrease in our cost of consumed crude oil which was partially offset by a decrease in the average sales prices of our produced gasoline and distillates. Consumed crude oil costs decreased due to an 8.4% decrease in WTI for the three months ended March 31, 2013 over the three months ended March 31, 2012.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $86.0 million for the three months ended March 31, 2013 compared to direct operating expenses and major scheduled turnaround expenses of $92.7 million for the three months ended March 31, 2012. The decrease of $6.7 million was primarily the result of the decrease in expenses associated with major scheduled turnaround in the prior year ($21.0 million) and were partially offset by increases of expenses associated with general repairs and maintenance ($7.9 million), energy and utility costs ($4.0 million) and outside services ($2.9 million). Our Coffeyville refinery completed the second phase of its planned turnaround in March 2012. Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2013 decreased to $4.91 per barrel as compared to $6.95 per barrel for the three months ended March 31, 2012. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of the higher volume of throughput and lower overall expenses.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.6 million for the three months ended March 31, 2013 as compared to $20.2 million for the three months ended March 31, 2012. This $1.6 million decrease in selling, general and administrative expenses over the comparable period was primarily the result of a decrease in allocated share-based compensation expenses from CVR Energy.

        Operating Income (loss).    Operating income was $335.6 million for the three months ended March 31, 2013 as compared to operating income of $128.6 million for the three months ended March 31, 2012. This increase of $207.0 million was the result of an increase in the refining margin ($200.4 million), a decrease in direct operating expenses ($6.7 million) and a decrease in in selling, general and administrative expenses (exclusive of depreciation and amortization) ($1.6 million), which was partially offset by an increase in depreciation and amortization ($1.7 million).

        Interest Expense.    Interest expense for the three months ended March 31, 2013 was $14.2 million as compared to interest expense of $18.8 million for the three months ended March 31, 2012. This

$4.6 million decrease resulted primarily from lower interest expense on the outstanding 2022 Notes for the three months ended March 31, 2013 as compared to the outstanding First and Second Lien Senior Secured Notes for the three months ended March 31, 2012.

        Realized Loss on Derivatives, net.    For the three months ended March 31, 2013, we recorded a $52.5 million realized loss on derivatives compared to a $19.1 million realized loss on derivatives for the three months ended March 31, 2012. The change was primarily due to changes in crack spreads and an increase in the number of positions closing during the quarter to 6.6 million barrels from 2.9 million barrels in the prior year period. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2013.

        Unrealized Gain (Loss) on Derivatives, net.    For the three months ended March 31, 2013, we recorded a $32.5 million unrealized gain on derivatives compared to a $128.1 million unrealized loss on derivatives for the three months ended March 31, 2012. The change was primarily due to changes in crack spreads during the periods. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2013.

        Loss on Extinguishment of Debt.    For the three months ended March 31, 2013, we incurred a $26.1 million loss on extinguishment of debt. The loss on the extinguishment of debt was the result of the extinguishment of the Second Lien Notes, and included amounts related to the premium paid, the write-off of previously deferred financing costs and the write-off of the unamortized original issuance discount.

Liquidity and Capital Resources

        Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below. Prior to December 31, 2012, CRLLC historically used a centralized approach to cash management and provided cash as needed to support our operations and retained excess cash earned by our operations. Beginning January 1, 2013, we operate with an independent capital structure.

        Our liquidity was enhanced during the first quarter by the proceeds from the Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes, $160.0 million have been or will be used to prefund certain maintenance and environmental capital expenditures through 2014, $54.0 million is being used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

        We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $150.0 million senior unsecured revolving credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

        Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance our growth externally, the growth in our business, and our liquidity, may be negatively impacted.

  Cash Balance and Other Liquidity

        As of March 31, 2013 we had cash and cash equivalents of $525.1 million. Working capital at March 31, 2013 was $866.2 million, consisting of $1,327.4 million in current assets and $461.2 million in current liabilities. Working capital at December 31, 2012 was $382.6 million, consisting of $885.4 million in current assets and $502.8 million in current liabilities. As of April 30, we had cash and cash equivalents of $630.7 million.

        The Amended and Restated ABL Credit Facility provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The intercompany credit facility provides us with borrowing availability of up to $150.0 million. The intercompany credit facility is scheduled to mature on January 29, 2019.

        As of March 31, 2013, we had $372.8 million available under the Amended and Restated ABL Credit Facility and $150.0 million available under the intercompany credit facility.

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

        Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of the repayment of the First Lien Notes, a loss on extinguishment of debt of $33.4 million was recorded in the fourth quarter of 2012, which included the total premiums paid of $31.6 million and previously deferred financing charges of $8.1 million, partially offset by the unamortized original issuance premium of $6.3 million.

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2013, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

        The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of our property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of our assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

        The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of March 31, 2013.

        Amended and Restated Asset Backed (ABL) Credit Facility.    On December 20, 2012, CRLLC and certain subsidiaries (collectively, the "Credit Parties") entered into the Amended and Restated ABL Credit Facility with Wells Fargo, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC's ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC's position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the Initial Public Offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The borrowing-base components, advance rates, prepayment provisions, collateral provisions, affirmative covenants and negative covenants in the Amended and Restated ABL Credit Facility are substantially similar to the corresponding provisions in the ABL credit facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and will be used for working capital and other general corporate purposes (including permitted acquisitions).

        Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. We are also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

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

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2013.

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

        Old Notes.    On April 6, 2010, CRLLC and Coffeyville Finance completed the private offering of $275.0 million aggregate principal amount of First Lien Notes and $225.0 million aggregate principal amount of Second Lien Notes. The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, the issuers made a voluntary unscheduled principal payment of $27.5 million on the First Lien Notes. As a result of this payment, the issuers were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to CRLLC's previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. On May 16, 2011, the issuers repurchased $2.7 million of the Old Notes at a purchase price of 103% of the outstanding principal amount. On December 15, 2011, the issuers issued an additional $200.0 million aggregate principal amount of First Lien Notes to partially fund the acquisition of the Wynnewood refinery. The additional First Lien Notes were issued at 105% of their principal amount. As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us. On October 23, 2012, we repurchased approximately $323.0 million of the First Lien Notes pursuant to a tender offer and we redeemed the remaining $124.1 million of outstanding First Lien Notes on November 23, 2012, as discussed above. On January 23, 2013, we used a portion of the proceeds from the Initial Public Offering, to satisfy and discharge the indenture governing the Second Lien Notes and all have been redeemed.

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

        The following table summarizes our total actual capital expenditures for the three months ended March 31, 2013 by major category.

Three Months Ended March 31, 2013
(in millions)
Coffeyville refinery:
Maintenance	$10.4
Growth	0.2

Coffeyville refinery total capital	10.6
Wynnewood refinery
Maintenance	31.5
Growth	1.5

Wynnewood refinery total capital	33.0
Other:
Maintenance	1.0
Growth	—

Other total capital	1.0

Total capital spending	$44.6

        Including amounts already spent during the three months ended March 31, 2013, we expect to spend, in total, approximately $250.0 million to $270.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2013. Of this amount $105.0 million to $115.0 million is expected to be spent for the Coffeyville refinery which includes approximately $90.0 million to $95.0 million of maintenance capital. Approximately $125.0 million to $135.0 million is expected to be spent on capital for the Wynnewood refinery, which includes approximately $95.0 million to $105.0 million of maintenance capital. We also expect to spend approximately $20.0 million on other capital projects.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$239.5	$145.0
Investing activities	(44.6)	(35.4)
Financing activities	177.0	(70.1)

Net increase in cash and cash equivalents	$371.9	$39.5

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

  Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $239.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $275.4 million of net income and non-cash adjustments for depreciation and amortization ($28.0 million) and loss on extinguishment of debt ($26.1 million) partially offset by and unrealized gain on derivatives ($32.5 million). This positive net income was primarily due to the higher operating margins for the period. Unfavorable changes in trade working capital during the three months ended March 31, 2013 were offset by favorable changes in other working capital. Trade working capital for the three months ended March 31, 2013 resulted in a cash outflow of $79.9 million which was primarily attributable to a decrease in accounts payable ($17.5 million) and an increase in accounts receivable ($68.5 million). Other working capital activities resulted in net cash inflow of $17.9 million which was primarily related to an increase in other current liabilities ($28.8 million), partially offset by an increase in prepaid expenses and other current assets ($12.1 million).

        Net cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $145.0 million. The positive cash flow from operating activities generated over this period was primarily driven by non-cash adjustments for depreciation and amortization ($26.3 million) and unrealized loss on derivatives ($128.1 million), which offset the net loss of $37.4 million. Favorable changes in trade working capital and other working capital during the three months ended March 31, 2012 also had a positive impact on operating cash flows. Trade working capital for the three months ended March 31, 2012 resulted in a cash inflow of $7.4 million which was primarily attributable to the decrease in inventories ($44.7 million) and an increase in accounts payable ($29.3 million), which was partially offset by an increase in accounts receivable ($66.6 million). Other working capital activities resulted in net cash inflow of $17.3 million which was primarily related to an increase in other current liabilities ($28.3 million), partially offset by a decrease in prepaid expenses and other current assets ($11.0 million).

  Cash Flows Used In Investing Activities

        Net cash used in investing activities for the three months ended March 31, 2013 was $44.6 million compared to $35.4 million for the three months ended March 31, 2012. The increase in cash used in investing activities was the result of a $9.1 million increase in capital expenditures during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily resulting from incremental spending at the Wynnewood refinery.

  Cash Flows Provided by (Used in) Financing Activities

        Net cash provided by financing activities for the three months ended March 31, 2013 was approximately $177.0 million compared to net cash used in financing activities of $70.1 million for the three months ended March 31, 2012. Prior to December 31, 2012, CRLLC historically provided cash as necessary to support our operations and retained excess cash earned by our operations. Cash received or paid by CRLLC on our behalf has been recorded as net contributions from or net distributions to parent as a component of divisional equity which is reflected as a financing activity in the Condensed Combined Statements of Cash Flows for the three months ended March 31, 2012.

        The net cash provided by financing activities for the three months ended March 31, 2013 was primarily attributable to proceeds from the initial public offering of $655.7 million, partially offset by payments of $243.4 million to extinguish the Second Lien Notes and distribution to affiliates of $235.1 million. The net cash used in financing activities for the three months ended March 31, 2012 was primarily attributable to excess cash earned in our operations that was distributed to our parent ($68.7 million). For the three months ended March 31, 2013, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of March 31, 2013, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility or the intercompany loan facility.

 Contractual Obligations

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of March 31, 2013 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following March 31, 2013 and thereafter. As of March 31, 2013 there were no amounts outstanding under the Amended and Restated ABL Credit Facility or the intercompany credit facility.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$500.0	$—	$—	$—	$—	$—	$500.0
Operating leases(2)	7.5	2.2	2.3	1.4	1.0	0.3	0.3
Capital lease obligations(3)	52.0	0.8	1.3	1.4	1.6	1.8	45.1
Unconditional purchase obligations(4)	1,378.6	84.3	105.5	94.6	87.5	86.3	920.4
Environmental liabilities(5)	2.4	0.5	0.3	0.2	0.2	0.1	1.1
Interest payments(6)	380.7	37.0	37.6	37.4	37.3	37.1	194.3

Total	$2,321.2	124.8	147.0	135.0	127.6	125.6	1,661.2
Other Commercial Commitments
Standby letters of credit(7)	$27.2	$—	$—	$—	$—	$—	$—

(1)
Consists of the 2022 Notes.

(2)
We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)
The amount includes commitments under capital lease arrangements for equipment for two leases associated with pipelines, and storage and terminal equipment associated with the acquisition of the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation and (b) approximately $993.9 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas. See "Commitments and Contingencies—Environmental, Health & Safety Matters."

(6)
Interest payments are based on stated interest rates for our long-term debt outstanding on March 31, 2013 and interest payments for the capital lease obligations.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil, a $0.6 million letter of credit issued to guarantee a portion of our insurance policy, $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the acquisition of the Wynnewood refinery.

          Our ability to make payments on and to refinance our indebtedness, to fund budgeted capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets. This, to a certain extent, is subject to refining spreads and general economic financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Amended and Restated ABL Credit Facility or the intercompany credit facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

          We had no off-balance sheet arrangements as of March 31, 2013, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

          In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. We adopted these standards as of January 1, 2013. The adoption of these standards expanded our condensed consolidated and combined financial statement footnote disclosures.

Critical Accounting Policies

          Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2012. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2013 does not differ materially from that discussed under Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

          Our earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depends, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The prices at which we can sell gasoline and other refined products are strongly influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.

  Commodity Price Risk

          At March 31, 2013, we had open commodity hedging instruments consisting of 22.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2013 was a net unrealized loss of $34.1 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $22.8 million.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of March 31, 2013, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 12 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On January 23, 2013, we completed the Initial Public Offering. We sold 24,000,000 common units at a price of $25.00 per common unit. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit.

        The net proceeds to us of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

  •
  approximately $253.0 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest);

  •
  approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

  •
  approximately $85.1 million was distributed to CRLLC;

  •
  approximately $160.0 million has been allocated to be used to prefund certain maintenance and environmental capital expenditures through 2014; and

  •
  the balance of the proceeds of approximately $101.5 million has been allocated to be utilized for general corporate purposes.

Item 6.    Exhibits

Exhibit Number		Exhibit Title
4.1	**	Registration Rights Agreement, dated as of January 23, 2013, by and among CVR Refining, LP, Icahn Enterprises Holdings L.P., CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 29, 2013).
10.1	**
First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP, dated as of January 23, 2013 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on January 29, 2013.
10.2	**
Trademark License Agreement, dated as of January 23, 2013, by and among CVR Refining, LP and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on January 29, 2013).
10.3	**	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).

Exhibit Number		Exhibit Title
10.4	**	Senior Unsecured Revolving Credit Agreement dated as of January 23, 2013, by and among CVR Refining, LLC and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on January 29, 2013).
10.5	**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 23, 2013).
10.6	*	Amendment to Third Amended and Restated Employment Agreement, dated as of March 11, 2013, by and between CVR Energy, Inc. and John J. Lipinski.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101	***
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated and Combined Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (4) Condensed and Combined Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated and Combined Financial Statements (unaudited), tagged in detail.***

*
Filed herewith.

**
Previously filed.

***
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

PLEASE NOTE:    Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Refining, LP
	By:	CVR Refining GP, LLC, its general partner
May 2, 2013	By:	/s/ JOHN J. LIPINSKI Chief Executive Officer (Principal Executive Officer)
May 2, 2013	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial and Accounting Officer)