Form 10-Q
period 2013-06-30
CVR Refining, LP
filed 2013-08-02
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        There were 147,600,000 common units outstanding at July 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2013

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this "Report").

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

        feedstocks—Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, during the refining process.

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

        Initial Public Offering—The initial public offering of 27,600,000 common units representing limited partner interests ("common units") of CVR Refining, LP, which closed on January 23, 2013 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

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

        natural gas liquids—Natural gas liquids, often referred to as NGLs, are feedstocks used in the manufacture of refined fuels, as well as products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

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

        Underwritten Offering—The underwritten offering of 13,209,236 common units of CVR Refining, LP, which closed on May 20, 2013 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$483.3	$153.1
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $1.9, including $0.9 and $0.6 due from affiliates at June 30, 2013 and December 31, 2012, respectively	273.0	204.5
Inventories	556.3	499.5
Prepaid expenses and other current assets, including $1.3 and $0.9 due from affiliates at June 30, 2013 and December 31, 2012, respectively	96.9	27.0
Insurance receivable	—	1.3

Total current assets	1,409.5	885.4
Property, plant, and equipment, net of accumulated depreciation	1,368.4	1,351.6
Deferred financing costs, net	10.9	14.4
Insurance receivable	4.0	4.0
Other long-term assets, including $0.2 and $0.4 due from affiliates at June 30, 2013 and December 31, 2012, respectively	7.4	3.1

Total assets	$2,800.2	$2,258.5

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.2	$1.1
Accounts payable, including $11.0 and $0.4 due to affiliates at June 30, 2013 and December 31, 2012, respectively	329.7	364.7
Personnel accruals	8.1	14.0
Accrued taxes other than income taxes	27.1	29.5
Accrued expenses and other current liabilities, including $0.2 due to affiliates at June 30, 2013 and December 31, 2012	94.4	93.4

Total current liabilities	460.5	502.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	550.6	772.1
Accrued environmental liabilities, net of current portion	1.4	1.6
Other long-term liabilities, including $1.2 and $1.3 due to affiliates at June 30, 2013 and December 31, 2012, respectively	1.3	1.3

Total long-term liabilities	553.3	775.0
Commitments and contingencies
Partners' capital:
Common unitholders, 147,600,000 units issued and outstanding at June 30, 2013	1,786.4	—
General partner's interest	—	—
Limited partner interest	—	980.8

Total partners' capital	1,786.4	980.8

Total liabilities and partners' capital	$2,800.2	$2,258.5

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited) (in millions, except per unit data)
Net sales	$2,138.1	$2,229.6	$4,412.1	$4,128.1
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,776.6	1,866.2	3,582.3	3,496.9
Direct operating expenses (exclusive of depreciation and amortization)	83.8	71.6	169.9	164.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	20.2	26.1	38.8	46.3
Depreciation and amortization	28.4	26.6	56.4	52.9

Total operating costs and expenses	1,909.0	1,990.5	3,847.4	3,760.4

Operating income	229.1	239.1	564.7	367.7
Other income (expense):
Interest expense and other financing costs	(10.6)	(19.0)	(24.8)	(37.8)
Interest income	0.1	—	0.2	—
Gain (loss) on derivatives, net	120.5	38.8	100.5	(108.5)
Loss on extinguishment of debt	—	—	(26.1)	—
Other income, net	0.1	0.6	0.1	0.8

Total other income (expense)	110.1	20.4	49.9	(145.5)

Income before income tax expense	339.2	259.5	614.6	222.2
Income tax expense	—	—	—	—

Net income	$339.2	$259.5	$614.6	$222.2

Net income subsequent to initial public offering (January 23, 2013 through June 30, 2013)	$339.2		$536.8
Net income per common unit—basic(1)	$2.30		$3.64
Net income per common unit—diluted(1)	$2.30		$3.64
Weighted-average common units outstanding:
Basic	147.6		147.6
Diluted	147.6		147.6

(1)
Represents net income per common unit since closing the Partnership's initial public offering on January 23, 2013. See Note 10 to the condensed consolidated and combined financial statements.

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2012	—	$980.8	$—	$—	$980.8
Net income attributable to period from January 1, 2013 through January 22, 2013	—	77.8	—	—	77.8
Share-based compensation—affiliates attributable to the period from January 1, 2013 through January 22, 2013	—	0.8	—	—	0.8
Distributions to affiliates, net	—	(150.0)	—	—	(150.0)
Conversion of limited partner interest to common units and general partner interest	147,600,000	(909.4)	909.4	—	—
January issuance of common units to public, net of offering costs	—	—	653.6	—	653.6
Distributions to affiliates, net	—	—	(85.1)	—	(85.1)
May issuance of additional common units to public, net of offering costs	13,209,236	—	393.6	—	393.6
May redemption of common units from CVR Refining Holdings, LLC	(13,209,236)	—	(394.0)	—	(394.0)
Share-based compensation—affiliates	—	—	5.3	—	5.3
Cash distributions to common unitholders—Affiliates	—	—	(195.9)	—	(195.9)
Cash distributions to common unitholders—Non-affiliates	—	—	(37.3)	—	(37.3)
Net income attributable to the period from January 23, 2013 through June 30, 2013	—	—	536.8	—	536.8

Balance at June 30, 2013	147,600,000	$—	$1,786.4	$—	$1,786.4

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$614.6	$222.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.4	52.9
Allowance for doubtful accounts	0.7	0.1
Amortization of deferred financing costs	1.0	3.4
Amortization of original issue discount	—	0.3
Amortization of original issue premium	—	(1.7)
Loss on disposition of assets	—	0.8
Loss on extinguishment of debt	26.1	—
Share-based compensation—affiliates	6.1	10.7
Unrealized (gain) loss on derivatives, net	(138.3)	81.3
Changes in assets and liabilities:
Accounts receivable	(69.1)	(35.7)
Inventories	(56.9)	121.3
Prepaid expenses and other current assets	(6.1)	(6.7)
Insurance receivable	1.3	—
Other long-term assets	0.1	—
Accounts payable	(28.7)	(68.1)
Accrued expenses and other liabilities	60.2	4.6
Accrued environmental liabilities	(0.2)	(0.1)
Other long-term liabilities	—	0.2

Net cash provided by operating activities	467.2	385.5

Cash flows from investing activities:
Capital expenditures	(80.1)	(62.6)
Proceeds from sale of assets	0.1	0.4

Net cash used in investing activities	(80.0)	(62.2)

Cash flows from financing activities:
Payment of capital lease obligations	(0.5)	(0.5)
Payments on senior secured notes	(243.4)	—
Payment of deferred financing costs	(0.2)	(2.0)
Proceeds from January issuance of common units, net of offering costs	655.7	—
Proceeds from May issuance of common units, net of offering costs	393.7	—
Redemption of common units from CVR Refining Holdings, LLC	(394.0)	—
Net distributions to parent	—	(294.1)
Distributions to affiliates	(235.1)	—
Distributions to common unitholders—affiliates	(195.9)	—
Distributions to common unitholders—non-affiliates	(37.3)	—

Net cash used in financing activities	(57.0)	(296.6)

Net increase in cash and cash equivalents	330.2	26.7
Cash and cash equivalents, beginning of period	153.1	2.7

Cash and cash equivalents, end of period	$483.3	$29.4

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $1.0 and $1.2 in 2013 and 2012, respectively	$30.5	$35.8
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(6.4)	$(9.3)

See accompanying notes to the condensed consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

        CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. As of June 30, 2013, Coffeyville Resources, LLC (referred to as "CRLLC") a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy"), owns 100% of our general partner interest and approximately 71% of our limited partner interests. As of June 30, 2013, IEP (defined below) owns approximately 82% of CVR Energy.

        In preparation for the initial public offering (the "Initial Public Offering") of CVR Refining, on December 31, 2012, CRLLC contributed all of its interests in the operating subsidiaries which constitute its petroleum refining and related logistics business, as well as Coffeyville Finance Inc. ("Coffeyville Finance"), a finance subsidiary formed to serve as a co-issuer of debt securities, to a newly-formed subsidiary, CVR Refining, LLC ("Refining LLC"). The operating subsidiaries that were contributed to Refining LLC include the following entities: Wynnewood Energy Company, LLC ("WEC"); Wynnewood Refining Company, LLC ("WRC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM"); Coffeyville Resources Crude Transportation, LLC ("CRCT"); Coffeyville Resources Terminal, LLC ("CRT"); and Coffeyville Resources Pipeline, LLC ("CRP"). The entities that were contributed by CRLLC to Refining LLC in connection with the Initial Public Offering are referred to herein as the "Refining Subsidiaries." CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, contributed its 100% membership interest in Refining LLC to the Partnership on December 31, 2012. In connection with the closing of the Initial Public Offering, CVR Refining Holdings and its subsidiary were issued a designated number of common units of the Partnership, which equated to approximately an 81% limited partner interest. CRLLC retained its other assets, including its ownership interests in CVR Partners, LP ("CVR Partners"), a NYSE traded manufacturer of nitrogen fertilizer, and its general partner.

        The contribution of entities as discussed above by CRLLC to Refining LLC is not considered a business combination accounted for under the purchase method as it is a transfer of assets under common control and, accordingly, balances were transferred at their historical cost. The combined financial statements for the periods prior to the contribution have been prepared using the Refining Subsidiaries' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities.

  Initial Public Offering of CVR Refining, LP

        On January 23, 2013, the Partnership completed its Initial Public Offering. The Partnership sold 24,000,000 common units to the public at a price of $25.00 per common unit. Additionally, on January 30, 2013, the Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per common unit in connection with the underwriters' exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

  •
  approximately $160.0 million will be used to fund certain maintenance and environmental capital expenditures through 2014; and

  •
  the balance of the proceeds of approximately $101.5 million has been allocated to be utilized for general corporate purposes.

        Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this number includes the common units held by an affiliate of Icahn Enterprises, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests.

  Underwritten Offering

        On May 20, 2013, the Partnership completed an underwritten offering (the "Underwritten Offering") by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation ("AEPC"), an affiliate of Icahn Enterprises LP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions." In connection with the Transactions, the Partnership paid approximately $12.2 million in underwriting fees and approximately $0.4 million in offering costs.

        CVR Refining utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. The Partnership did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.

        Subsequent to the closing of the Transactions and as of June 30, 2013, the Partnership had 147,600,000 common units outstanding, consisting of 42,809,236 common units owned by the public representing approximately 29% of all outstanding limited partner interests (including 6,000,000

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

common units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding limited partner interests) and 104,790,764 common units owned by CVR Refining Holdings representing approximating 71% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

        The Partnership's general partner, CVR Refining GP, LLC, manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The Partnership's general partner is owned by CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

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

        The Partnership entered into a services agreement on December 31, 2012, pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. In addition, by virtue of the fact that the Partnership is a controlled affiliate of CVR Energy, the Partnership is bound by an omnibus agreement entered into by CVR Energy, CVR Partners and the general partner of CVR Partners, pursuant to which the Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of CVR Partners' outstanding units.

  CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "IEP Acquisition") for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

        On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of June 30, 2013, IEP owned approximately 82% of the shares of CVR Energy.

(2) Basis of Presentation

        The accompanying condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated and combined financial statements should be read in conjunction with the December 31, 2012 audited consolidated and combined financial statements and notes thereto included in CVR Refining's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

        Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to CVR Refining, so that the financial statements reflect substantially all costs of doing business. Accounts and balances related to the refining and related logistics operations were based on a combination of specific identification and allocations. CVR Energy and CRLLC allocated various corporate overhead expenses based on a percentage of total refining and related logistics payroll to the total payrolls of their segments (i.e., the petroleum and fertilizer segments are comprised of CVR Refining and CVR Partners, respectively). See additional discussion in Note 15 ("Allocation of Costs").

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

        In the opinion of the Partnership's management, the accompanying condensed consolidated and combined financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of June 30, 2013 and December 31, 2012, the results of operations of the Partnership for the three and six month periods ended June 30, 2013 and 2012, the changes in partners' capital for the Partnership for the six month period ended June 30, 2013 and the cash flows of the Partnership for the six month period ended June 30, 2013 and 2012.

        The preparation of condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(2) Basis of Presentation (Continued)

operations and cash flows are not necessarily indicative of the results that will be realized for the year ending December 31, 2013 or any other interim period.

        The Partnership has omitted net income per unit for the three and six months ended June 30, 2012, because the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the six months ended June 30, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

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

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2013, only grants of restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

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

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, the Partnership was allocated additional share-based compensation of approximately $6.3 million for the three and six months ended June 30, 2012. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        In December 2012 and subsequent periods, restricted stock units were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The non-vested restricted stock units are scheduled to vest over three years, with one-third of the award vesting each year on the anniversary of the grant date, with the exception of awards granted to certain executive officers of CVR Energy that vest over one year. Each restricted stock unit represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

        Additionally, CVR Energy approved a discretionary award of up to 62,920 restricted stock units to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, on or before December 31, 2013. This discretionary award remains subject to the review and recommendation of the Compensation Committee and approval of the board of directors of CVR Energy, and is conditioned on Mr. Lipinski continuing to be employed through December 31, 2013. As such, no expense related to this discretionary award was recorded during the three and six months ended June 30, 2013. To the extent awarded, the discretionary award will vest immediately, and include dividend equivalent rights for the time period commencing on December 28, 2012 through the date of the award.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2013, there was approximately $9.8 million of total unrecognized compensation cost related to restricted stock units and associated dividends to be recognized over a

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

weighted-average period of approximately 0.9 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividends and respective allocation percentage for individuals for whom, as of June 30, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2013 and 2012 was approximately $2.5 million and $8.9 million, respectively. Compensation expense recorded for the six months ended June 30, 2013 and 2012 was approximately $6.1 million and $10.7 million, respectively.

  Long-Term Incentive Plan—CVR Refining

        In connection with the Initial Public Offering, on January 16, 2013, the board of directors of the general partner of the Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include employees, officers, consultants and directors of CVR Refining and the general partner and their respective subsidiaries and parents. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As of June 30, 2013, no awards have been granted under the plan.

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

        Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Finished goods	$310.4	$269.5
Raw materials and precious metals	160.8	158.1
In-process inventories	56.8	42.7
Parts and supplies	28.3	29.2

	$556.3	$499.5

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Land and improvements	$24.1	$24.0
Buildings	37.0	36.7
Machinery and equipment	1,720.7	1,685.6
Automotive equipment	15.8	14.3
Furniture and fixtures	6.4	6.2
Leasehold improvements	0.8	0.8
Construction in progress	81.7	46.0

	1,886.5	1,813.6
Accumulated depreciation	518.1	462.0

Total net, property, plant and equipment	$1,368.4	$1,351.6

        Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2013 and 2012 totaled approximately $0.6 million and $0.5 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2013 and 2012 totaled approximately $1.0 million and $1.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million as of June 30, 2013 and December 31, 2012. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, renewable identification numbers ("RINs") and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.2 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, cost of product sold excludes depreciation and amortization of approximately $2.3 million and $1.5 million, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation for CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $27.1 million and $25.6 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, direct operating expenses exclude depreciation and amortization of approximately $53.9 million and $51.0 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(7) Cost Classifications (Continued)

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, selling, general and administrative expenses exclude depreciation and amortization of approximately $0.2 million and $0.4 million, respectively.

(8) Long-Term Debt

        Long-term debt was as follows:

	June 30, 2013	December 31, 2012
	(in millions)
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $1.8 million as December 31, 2012	—	220.9
6.5% Senior Notes, due 2022	500.0	500.0
Capital lease obligations	50.6	51.2

Long-term debt	$550.6	$772.1

  Senior Secured Notes

        On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance (together the "Issuers"), completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "2010 First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). The 2010 First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 15, 2011, the Issuers sold an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "Additional First Lien Notes" and, together with the 2010 First Lien Notes, the "First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes was amortized to interest expense and other financing costs over the term of the Additional First Lien Notes.

        The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. See further discussion below related to the tender for and subsequent redemption of all of the outstanding First Lien Notes in the fourth quarter of 2012. The Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(8) Long-Term Debt (Continued)

utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the six months ended June 30, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

  2022 Senior Secured Notes

        On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Nitrogen Fertilizers, LLC ("CRNF") are not guarantors.

        A portion of the net proceeds from the offering of the 2022 Notes approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. CRLLC used the remaining proceeds from the offering to redeem the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

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

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. On May 29, 2013, Refining LLC filed a registration statement on Form S-4 to satisfy its obligations contained in the registration rights agreement entered into in connection with the issuance

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(8) Long-Term Debt (Continued)

of the 2022 Notes. The Partnership has incurred approximately $0.3 million of debt registration costs related to this registration, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

        The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2013, the Partnership was in compliance with the covenants contained in the 2022 Notes.

        At June 30, 2013, the estimated fair value of the 2022 Notes was approximately $490.0 million. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

  Amended and Restated Asset Backed (ABL) Credit Facility

        On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility, which replaced the prior ABL credit facility, is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Partnership assumed CRLLC's position as borrower and CRLLC's obligations under the facility upon closing of the Initial Public Offering on January 23, 2013.

        The Amended and Restated ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.

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

June 30, 2013

(unaudited)

(8) Long-Term Debt (Continued)

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

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2013.

        Lender and other third-party costs associated with the Amended and Restated ABL Credit Facility of $2.1 million were deferred and are being amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, a portion of the unamortized deferred costs associated with the prior ABL credit facility of approximately $2.8 million will continue to be amortized over the term of the Amended and Restated ABL Credit Facility.

        As of June 30, 2013, the Partnership had availability under the Amended and Restated ABL Credit Facility of $372.9 million and had letters of credit outstanding of approximately $27.1 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2013.

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

        The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of June 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(8) Long-Term Debt (Continued)

        In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of June 30, 2013, the Partnership had $150.0 million available under the intercompany credit facility.

  Capital Lease Obligations

        As a result of the acquisition of the Wynnewood refinery, CVR Refining acquired two leases accounted for as a capital lease and a finance obligation related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 196 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 195 months remaining and will expire in September 2029.

(9) Partners' Capital and Partnership Distributions

        The Partnership had two types of partnership interests outstanding at June 30, 2013:

  •
  common units; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

        At June 30, 2013, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 104,790,764 common units were owned by CVR Refining Holdings, a wholly-owned subsidiary of CVR Energy, representing approximately 71% of the total Partnership units outstanding.

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

        On May 17, 2013, the Partnership paid a cash distribution to the Partnership's unitholders of record at the close of business on May 10, 2013 for the first quarter of 2013 in the amount of $1.58 per unit, or $233.2 million in aggregate. This distribution was adjusted to exclude the period from

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(9) Partners' Capital and Partnership Distributions (Continued)

January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).

(10) Net Income per Common Unit

        The net income per common unit on the Condensed Consolidated and Combined Statements of Operations is based on the net income of the Partnership after the closing of its Initial Public Offering on January 23, 2013 through June 30, 2013, since this is the amount of net income that is attributable to the Partnership's common units.

        The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest.

        Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. No common units were issued or outstanding under the CVR Refining LTIP during the period.

        The following table illustrates the Partnership's calculation of net income per common unit:

	Three Months Ended June 30, 2013	January 23, 2013 to June 30, 2013
	(in millions, except per unit data)
Net income (from the closing of the offering on January 23, 2013 to June 30, 2013)	$339.2	$536.8
Net income per common unit, basic	$2.30	$3.64
Net income per common unit, diluted	$2.30	$3.64
Weighted-average common units outstanding, basic	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six months ended December 31, 2013	$1.5	$93.9

Year Ending December 31,
2014	2.3	108.3
2015	1.4	96.5
2016	1.0	89.4
2017	0.3	88.2
Thereafter	0.3	938.4

	$6.8	$1,414.7

(1)
This amount includes approximately $979.8 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR Refining leases various equipment and real properties under long-term operating leases expiring at various dates. For each of the three months ended June 30, 2013 and 2012, lease expense totaled approximately $0.8 million. For the six months ended June 30, 2013 and 2012, lease expense totaled approximately $1.6 million and $1.5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Partnership has long-term commitments to purchase storage capacity and pipeline transportation services.

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

        The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term.

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

        In May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. Both lawsuits were removed to federal court and were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware. The Anstine and Arrow cases alleged the respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem did not pay such plaintiffs for all of the crude oil purchased from Sem. Both lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases, which was finalized with the plaintiffs in June 2013, and CRRM has been dismissed with prejudice. The settlement did not have a material adverse effect on the condensed consolidated and combined financial statements.

        On December 17, 2012, Gary Community Investment Company, F/K/A The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as "Gary-Williams") filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR Energy and CRLLC (referred to collectively for purposes of this paragraph as "CVR"). The action arises out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the "Purchase Agreement"). Specifically, CVR provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and subsequently made a claim notice for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleges that CVR breached the Purchase Agreement and the Escrow

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

Agreement, and is seeking a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.

  Flood, Crude Oil Discharge and Insurance

        Crude oil was discharged from CVR Refining's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In May 2008, in connection with the discharge, CVR Refining received notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR Refining in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR Refining has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the condensed consolidated and combined financial statements. CVR Refining believes that the resolution of the remaining claim will not have a material adverse effect on the condensed consolidated and combined financial statements.

        On October 25, 2010, CVR Refining received a letter from the United States Coast Guard on behalf of the U.S. Environmental Protection Agency (the "EPA") seeking approximately $1.8 million in oversight cost reimbursement. CVR Refining responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty plus accrued interest in the amount of $0.6 million for the CWA violations and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training. The parties also reached an agreement to settle DOJ's RMP claims. The agreement was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP settlement agreement.

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

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

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

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of June 30, 2013 and December 31, 2012, environmental accruals of approximately $1.9 million and $2.3 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

$0.5 million and $0.7 million, respectively, are included in other current liabilities. The Partnership's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at June 30, 2013 and December 31, 2012, respectively. The accruals include estimated closure and post-closure costs of approximately $0.8 million for two landfills at both June 30, 2013 and December 31, 2012. The estimated future payments for these required obligations are as follows:

Amount
(in millions)
Six months ending December 31, 2013	$0.4

Year Ending December 31,
2014	0.3
2015	0.2
2016	0.1
2017	0.1
Thereafter	1.1

Undiscounted total	2.2
Less amounts representing interest at 2.24%	0.3

Accrued environmental liabilities at June 30, 2013	$1.9

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

        In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the IEP Acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $59.0 million for CRRM and $98.0 million for WRC.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

        CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits, known as RINs, in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to approximately 9.6%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was required to comply. From time to time, CVR Refining may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While CVR Refining cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year. The cost of RINs for the three and six month periods ended June 30, 2012 was approximately $6.0 million and $9.3 million, respectively, and the cost of RINs for the three and six month periods ended June 30, 2013 was approximately $65.5 million and $97.6 million, respectively. As of June 30, 2013 and December 31, 2012, CVR Refining's biofuel blending obligation was approximately $82.6 million and $1.1 million, respectively, which was recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. CVR Refining expects that the cost of RINs will continue to be substantially higher in 2013 as compared to 2012. The ultimate cost of RINs for the Partnership in 2013 is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the Partnership's petroleum products, as well as the fuel blending performed at the Partnership's refineries, all of which can vary significantly from quarter to quarter.

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

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, the Partnership was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40.0 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.

        WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.

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

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(12) Commitments and Contingencies (Continued)

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2013 and 2012, capital expenditures were approximately $15.8 million and $5.5 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations. For the six months ended June 30, 2013 and 2012, capital expenditures were approximately $38.0 million and $10.7 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

        CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

  Wynnewood Refinery Incident

        On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during start up after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The Partnership has completed an internal investigation of the incident and continues to cooperate with OSHA and Oklahoma Department of Labor investigations. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC has filed its notice of contest against the citations, and will vigorously defend against the citations and OSHA's placement of WRC in the SVEP. WRC is in the process of reviewing the citations and no settlement has been reached. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the condensed consolidated and combined financial statements.

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

June 30, 2013

(unaudited)

(13) Fair Value Measurements (Continued)

  •
  Level 3—Significant unobservable inputs (including the Partnership's own assumptions in determining the fair value)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$66.6	$—	$66.6
Other long-term assets (derivative agreements)	—	5.0	—	5.0

Total Assets	$—	$71.6	$—	$71.6

Other current liabilities (derivative agreements)	$—	$(0.1)	$—	$(0.1)
Other current liabilities (biofuels blending obligation)	—	(43.1)	—	(43.1)
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$(43.2)	$—	$(43.2)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$—	$—	$—
Other long-term assets (derivative agreements)	—	0.9	—	0.9

Total Assets	$—	$0.9	$—	$0.9

Other current liabilities (derivative agreements)	$—	$(67.7)	$—	$(67.7)
Other current liabilities (biofuels blending obligation)	—	(1.1)	—	(1.1)
Other long-term liabilities (derivative agreements)	—	—	—	—

Total Liabilities	$—	$(68.8)	$—	$(68.8)

        As of June 30, 2013 and December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and the uncommitted biofuels blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation which use fair value measurements are valued using broker quoted market prices of similar instruments, which are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Derivative Financial Instruments

        Gain (loss) on derivatives, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Realized gain (loss) on settlement of derivative agreements, net	$14.7	$(8.1)	$(37.8)	$(27.2)
Change in unrealized gain (loss) on derivative agreements, net	105.8	46.9	138.3	(81.3)

Total gain (loss) on derivatives, net	$120.5	$38.8	$100.5	$(108.5)

        CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.

        CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

        CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of June 30, 2013 was a net loss of $0.1 million included in accrued expenses and other current liabilities. For the three months ended June 30, 2013 and 2012, CVR Refining recognized a net loss of $0.2 million and a net gain of $4.1 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations. For the six months ended June 30, 2013 and 2012, CVR Refining recognized net losses of $2.4 million and $3.9 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Derivative Financial Instruments (Continued)

  Commodity Swap

        CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated and Combined Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2013 and December 31, 2012, CVR Refining had open commodity hedging instruments consisting of 20.0 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2013 was a net unrealized gain of $71.6 million, of which $66.6 million is included in current assets and $5.0 million is included in non-current assets. For the three months ended June 30, 2013 and 2012, CVR Refining recognized net gains of $120.7 million and $34.7 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations. For the six months ended June 30, 2013 and 2012, CVR Refining recognized a net gain of $102.9 million and a net loss of $104.6 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated and Combined Statements of Operations.

  Counterparty Credit Risk

        The Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2013, the counterparty credit risk adjustment was not material to the condensed consolidated and combined financial statements. Additionally, the Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

June 30, 2013

(unaudited)

(14) Derivative Financial Instruments (Continued)

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

        The offsetting assets and liabilities for CVR Refining's derivatives as of June 30, 2013 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively in the Condensed Consolidated Balance Sheets and as current liabilities in other current liabilities in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2013
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$68.3	$(1.7)	$66.6	$—	$66.6

Total	$68.3	$(1.7)	$66.6	$—	$66.6

	As of June 30, 2013
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$5.0	$—	$5.0	$—	$5.0

Total	$5.0	$—	$5.0	$—	$5.0

	As of June 30, 2013
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Other Derivative Activity	$0.1	$—	$0.1	$(0.1)	$—

Total	$0.1	$—	$0.1	$(0.1)	$—

        The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2012 are recorded as non-current assets in other long-term assets in the Condensed Consolidated Balance Sheets

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Derivative Financial Instruments (Continued)

and as current liabilities in other current liabilities in the Condensed Consolidated Balance Sheets as follows:

	As of December 31, 2012
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.9	$—	$0.9	$—	$0.9

Total	$0.9	$—	$0.9	$—	$0.9

	As of December 31, 2012
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$74.2	$(6.5)	$67.7	$—	$67.7

Total	$74.2	$(6.5)	$67.7	$—	$67.7

(15) Allocation of Costs

        Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement with CVR Energy on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. Accordingly, the historical combined financial statements for the three and six months ended June 30, 2012 have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy and CRLLC allocated general and administrative expenses to CVR Refining based on allocation methodologies that management considers reasonable and result in an allocation of the historical cost of doing business borne by CVR Energy and CRLLC on behalf of CVR Refining. These allocations may not be indicative of the cost of future operations. For the three and six months ended June 30, 2013, amounts incurred by CVR Energy and its affiliates on behalf of Partnership have been governed and billed in accordance with the services agreement entered into between the Partnership and CVR Energy on December 31, 2012 as more fully described in Note 16 ("Related Party Transactions").

        CVR Refining's Combined Statements of Operations for the three and six months ended June 30, 2012 reflect all of the expenses that CRLLC and CVR Energy incurred on CVR Refining's behalf. CVR Refining's financial statements therefore include certain expenses incurred by CVR Energy and CRLLC which may include, but are not necessarily limited to, the following:

  •
  Officer and employee salaries and share-based compensation;

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Allocation of Costs (Continued)

  •
  Rent or depreciation;

  •
  Advertising;

  •
  Accounting, tax, legal and information technology services;

  •
  Other selling, general and administrative expenses;

  •
  Costs for defined contribution plans, medical and other employee benefits; and

  •
  Financing costs, including interest and losses on extinguishment of debt.

        Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining as governed by percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. Allocations related to share-based compensation are more fully described in Note 4 ("Share-Based Compensation"). Cost allocations, either allocated or billed, of $2.9 million and $20.0 million were included in direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses (exclusive of depreciation and amortization), respectively, for the three months ended June 30, 2012. Cost allocations, either allocated or billed, of $5.8 million and $34.5 million were included in direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses (exclusive of depreciation and amortization), respectively, for the six months ended June 30, 2012.

(16) Related Party Transactions

        In connection with the formation of CVR Refining in September 2012 and the Partnership's Initial Public Offering in January 2013, CVR Refining and CRRM entered into certain agreements with CVR Energy and its subsidiaries that govern the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the initial public offering of CVR Partners; the agreements are described as in effect at June 30, 2013. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on CVR Refining's Condensed Consolidated Balance Sheets.

  Feedstock and Shared Services Agreement

        CRRM entered into a feedstock and shared services agreement with CRNF under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock agreement, CRRM and CRNF have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For each of the three months ended June 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRNF were approximately $0.1 million. For the six months ended June 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRNF were approximately $0.3 million and $0.1 million, respectively. For the three months ended June 30, 2013 and 2012, CVR Refining also recognized $4.0 million and $0 of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility, respectively. For the six months ended June 30, 2013 and 2012, CVR Refining also recognized $4.0 million and $5.7 million of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility, respectively. At June 30, 2013 and December 31, 2012, there was approximately $0.4 million and $0.2 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed direct operating expenses recorded during the three months ended June 30, 2013 and 2012 were approximately $21,000 and $9,000, respectively, related to high-pressure steam. Net reimbursed direct operating expenses recorded during the six months ended June 30, 2013 and 2012 were approximately $18,000 and $45,000, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended June 30, 2013 and 2012, were approximately $33,000 and $0.4 million, respectively. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the six months ended June 30, 2013 and 2012, were approximately $0.3 million and $0.9 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the three months ended June 30, 2013 and 2012, CRRM recognized approximately $20,000 and $53,000, respectively, of direct operating expenses generated from the purchase of tail gas from CRNF. For each of the six months ended June 30, 2013 and 2012, CRRM recognized approximately $0.1 million of direct operating expenses generated from the purchase of tail gas from CRNF.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

an additional 15% to cover the cost of capital. At June 30, 2013 and December 31, 2012, an asset of approximately $0.4 million and $0.5 million, respectively, was included in other current assets and approximately $0.2 million and $0.4 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.2 million and $1.3 million, respectively, in other non-current liabilities in the Condensed Consolidated Balance Sheets.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $19,000, respectively, was incurred by CRRM for the use of tank capacity for the three months ended June 30, 2013 and 2012, respectively. Approximately $0.2 million and $0.1 million, respectively, was incurred by CRRM for the use of tank capacity for the six months ended June 30, 2013 and 2012, respectively. This expense was recorded as direct operating expenses. No amounts were paid in prior years.

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

        At June 30, 2013 and December 31, 2012, payables of $0 and $0.2 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement. At June 30, 2013 and December 31, 2012, receivables of $0.8 million and $0.4 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

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

        Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.6 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $5.3 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively. Receivables of $0.9 million and $0.6 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRT entered into an operating and lease agreement with CRNF, under which it leases premises to CRNF located at Phillipsburg, Kansas, which CRNF uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the three and six months ended June 30, 2013, revenue related to the terminal operating and lease agreement totaled approximately $48,000 and $55,000, respectively. No amounts were incurred during the three and six months ended June 30, 2012.

  Lease Agreement

        CRRM entered into a lease agreement with CRNF under which CRNF leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

the then existing term. For each of the three months ended June 30, 2013 and 2012, amounts received related to the use of the office and laboratory space totaled approximately $26,000. For the six months ended June 30, 2013 and 2012, amounts received related to the use of the office and laboratory space totaled approximately $53,000 and $52,000, respectively. At June 30, 2013 and December 31, 2012, receivables of $8,000 and $0, respectively, were included in accounts receivable on the Condensed Consolidated Balance Sheets associated with uncollected balances related to the lease agreement.

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

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

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

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. Beginning in January 2014, either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, the Partnership's general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

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

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

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

        Net amounts incurred under the services agreement for the three months ended June 30, 2013 were approximately $21.5 million. Of these charges approximately $15.3 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $6.2 million were included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the six months ended June 30, 2013 were approximately $42.4 million. Of these charges approximately $29.9 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $12.5 million were included in direct operating expenses (exclusive of depreciation and amortization). At June 30, 2013, payables of $10.5 million were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. See Note 15 ("Allocation of Costs") for costs allocated to CVR Refining for the three and six months ended June 30, 2012 prior to this services agreement going into effect on December 31, 2012.

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

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For each of the three and six months ended June 30, 2013, approximately $0.1 million was incurred under the partnership agreement.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(16) Related Party Transactions (Continued)

  Intercompany Credit Facility

        On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. There were no amounts outstanding under the intercompany credit facility at June 30, 2013. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

  Insight Portfolio Group

        Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(17) Subsequent Events

  Distribution

        On July 26, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2013 to the Partnership's unitholders of $1.35 per common unit or $199.3 million in aggregate. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated and combined financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on March 14, 2013. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be attained for any other period.

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

  •
  the price volatility of crude oil, other feedstocks and refined products, and the variable nature of our distributions;

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

  •
  our reliance on CVR Energy's senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

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

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to

WTI. Our consumed crude oil cost discount to WTI for the second quarter of 2013 was $(2.90) per barrel compared to $(2.06) per barrel in the second quarter of 2012.

Our History

        We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation for our Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets described above to Refining LLC in October 2012, and CVR Refining Holdings, a subsidiary of CRLLC, contributed Refining LLC to us in December 2012.

Our Initial Public Offering

        On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units to the public priced at $25.00 per unit. Additionally, on January 30, 2013, we sold an additional 3,600,000 common units to the public priced at $25.00 per unit in connection with the exercise of the underwriters' option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." Following the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units held by an affiliate of Icahn Enterprises, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of CVR Refining GP, LLC, our general partner.

        The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes, $160.0 million will be used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

Underwritten Offering

        On May 20, 2013, we completed the Underwritten Offering by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Enterprises Properties Corporation ("AEPC"), an affiliate of Icahn Enterprises LP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013 we sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with the exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions."

        Following the closing of the Transactions and as of June 30, 2013, public security holders held 42,809,236 units representing approximately 29% of all outstanding common units (including 6,000,000 units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding common units) and CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy, held approximately 104,790,764 units representing approximately 71% of all outstanding common units in addition to owning 100% of CVR Refining GP, LLC, our general partner

        We utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC. In connection with the Underwritten Offering, we incurred approximately $0.4 million of offering expenses.

CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        In May 2012, IEP acquired a majority of the common stock of CVR Energy through the Offer. As of June 20, 2013, IEP owned approximately 82% of the outstanding common stock of CVR Energy.

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

        The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. We are also subject to the EPA's Renewable Fuel Standard ("RFS"), which requires us to blend "renewable fuels" in with our transportation fuels or purchase renewable energy credits, known as renewable identification numbers ("RINs"), in lieu of blending.

        The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to approximately

9.6%. In 2013, the Wynnewood refinery became subject to the RFS for the first time, and the cost of RINs became extremely volatile and significantly higher than the cost during the comparable 2012 period. The cost of RINs for the year ended December 31, 2012 was approximately $21.0 million. The cost of RINs for the three and six months ended June 30, 2012 was approximately $6.0 million and $9.3 million, respectively, and the cost of RINs for the three and six months ended June 30, 2013 was approximately $65.5 million and $97.6 million, respectively. We expect that the cost of RINs will continue to be substantially higher in 2013 as compared to 2012. The ultimate cost of RINs for the Partnership in 2013 is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the Partnership's petroleum products, as well as the fuel blending performed at the Partnership's refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and our current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $200.0 million to $240.0 million for the year ending December 31, 2013.

        When the 2013 volume mandate is finalized by the EPA, if sufficient RINs are unavailable for purchase at times when we seek to purchase RINs, or if we have to pay a significantly higher price for RINs or if we are subject to penalties as a result of delays in our ability to timely deliver RINs to the EPA, our business, financial condition and results of operations could be materially adversely affected. Many petroleum refiners blend renewable fuel into their transportation fuels and do not have to pass on the costs of compliance through the purchase of RINs to their customers. Therefore, it may be significantly harder for us to pass on the costs of compliance with RFS to our customers.

        Because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery will be petitioning the EPA as a "small refinery" for hardship relief from the RFS2 requirements in 2013 and 2014.

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

        Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refinery margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS crude oil price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.

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

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2013, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $4.4 million.

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

        In connection with our Initial Public Offering, we entered into a number of agreements with CVR Energy, including (i) a $150.0 million intercompany credit facility between CRLLC and us and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

        In August 2012, CRRM and Vitol entered into the Vitol Agreement. The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended. Under the agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014. Following the initial term, the Vitol Agreement will automatically renew for successive one-year terms unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the initial term or any renewal term.

Factors Affecting Comparability

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

  New and Refinanced Indebtedness

        Notes.    In April 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance, Inc. ("Coffeyville Finance"), issued $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Old Notes"). As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us in our condensed consolidated and combined financial statements.

        In December 2010, CRLLC voluntarily redeemed $27.5 million of the First Lien Notes. On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million of First Lien Notes to partially fund the acquisition of the Wynnewood refinery. In connection with the acquisition of the Wynnewood refinery, in November 2011, CRLLC received a commitment for a one year bridge loan, which remained undrawn and was terminated as a result of the issuance of $200.0 million of the First Lien Notes.

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

        On January 23, 2013, $253.0 million of the proceeds from our Initial Public Offering were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the six months ended June 30, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

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

        The change of control and related Transaction Agreement in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, we were allocated additional share-based compensation of $6.3 million for the three and six months ended June 30, 2012. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. For the three months ended June 30, 2013 and 2012, we were allocated compensation expense of $2.5 million and $8.9 million, respectively, related to non-vested share-based compensation awards issued through the CVR Energy LTIP. For the six months ended June 30, 2013 and 2012, we were allocated compensation expense of $6.1 million and $10.7 million, respectively, related to non-vested share-based compensation awards issued through the CVR Energy LTIP.

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

        On May 17, 2013, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on May 10, 2013 for the first quarter of 2013 in the amount of $1.58 per unit, or $233.2 million in aggregate. This distribution was adjusted to exclude the period from January 1, 2013 to January 22, 2013 (the period preceding the closing of the Initial Public Offering).

        On July 26, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2013 to the Partnership's unitholders of $1.35 per common unit or $199.3 million in aggregate. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

  Commodity Swaps

        CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated and Combined Statements of Operations. At June 30, 2013 and December 31, 2012, we had open commodity hedging instruments consisting of 20.0 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of our future gasoline and distillate production. None of these swap contracts were designated as cash flow hedges, and all changes in fair market value will be reported in earnings in the period in which the value change occurs. For the three months ended June 30, 2013 and 2012, we recognized net gains of $120.7 million and $34.7 million, respectively. For the six months ended June 30, 2013 and 2012, we recognized a net gain of $102.9 million and a net loss of $104.6 million, respectively.

  Turnaround Projects

        The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The Coffeyville refinery incurred costs of approximately $21.0 million for the six months ended June 30, 2012 associated with the 2011/2012 turnaround.

  Wynnewood Transaction Fees and Integration Expenses

        As a result of the acquisition of the Wynnewood refinery in December 2011, we incurred transaction fees and integration expenses for the three and six months ended June 30, 2012 of $4.6 million and $8.3 million, respectively. We did not incur such expenses for the three and six months ended June 30, 2013 as the Wynnewood refinery's operations were fully integrated.

  Publicly Traded Partnership Expenses

        We expect our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will approximate $5.0 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing.

 Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three and six months ended June 30, 2013 and 2012. The discussion of our results of operations for the three and six months ended June 30, 2012 is based on the historical operations of the petroleum refining and related logistics business of CVR Energy, including the operations of both the Coffeyville and Wynnewood refineries, each of which was contributed to us on December 31, 2012. The following data should be read in conjunction with our condensed consolidated and combined financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2012, is unaudited.

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

	Three Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(in millions)
Consolidated Statement of Operations Data:
Net sales	$2,138.1	$2,229.6	$(91.5)	(4.1)%
Cost of product sold(1)	1,776.6	1,866.2	(89.6)	(4.8)
Direct operating expenses(1)(2)	83.8	69.1	14.7	21.3
Major scheduled turnaround expenses	—	2.5	(2.5)	(100.0)
Selling, general and administrative expenses(1)(2)	20.2	26.1	(5.9)	(22.6)
Depreciation and amortization	28.4	26.6	1.8	6.8

Operating income	$229.1	$239.1	$(10.0)	(4.2)%
Interest expense and other financing costs	(10.6)	(19.0)	8.4	(44.2)
Interest income	0.1	—	0.1	—
Gain on derivatives, net	120.5	38.8	81.7	210.6
Other income, net	0.1	0.6	(0.5)	(83.3)

Income before income tax expense	339.2	259.5	79.7	30.7
Income tax expense	—	—	—	—

Net income	$339.2	$259.5	$79.7	30.7%
Gross profit(4)	$249.3	$265.2	$(15.9)	(6.0)%
Refining margin(5)	$361.5	$363.4	$(1.9)	(0.5)%
Adjusted EBITDA(6)	$250.6	$379.6	$(129.0)	(34.0)%
Available cash for distribution(7)	$200.5

	Six Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(in millions)
Consolidated Statement of Operations Data:
Net sales	$4,412.1	$4,128.1	$284.0	6.9%
Cost of product sold(1)	3,582.3	3,496.9	85.4	2.4
Direct operating expenses(1)(2)	169.9	140.8	29.1	20.7
Major scheduled turnaround expenses	—	23.5	(23.5)	(100.0)
Selling, general and administrative expenses(1)(2)	38.8	46.3	(7.5)	(16.2)
Depreciation and amortization	56.4	52.9	3.5	6.6

Operating income	$564.7	$367.7	$197.0	53.6%
Interest expense and other financing costs	(24.8)	(37.8)	13.0	(34.4)
Interest income	0.2	—	0.2	—
Gain (loss) on derivatives, net	100.5	(108.5)	209.0	(192.6)
Loss on extinguishment of debt	(26.1)	—	(26.1)	—
Other income, net	0.1	0.8	(0.7)	(87.5)

Income before income tax expense	614.6	222.2	392.4	176.6
Income tax expense	—	—	—	—

Net income	$614.6	$222.2	$392.4	176.6%
Gross profit(4)	$603.5	$414.0	$189.5	45.8%
Refining margin(5)	$829.8	$631.2	$198.6	31.5%
Adjusted EBITDA(6)	$560.5	$531.7	$28.8	5.4%

	As of June 30, 2013	As of December 31, 2012
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$483.3	$153.1
Working capital	949.0	382.7
Total assets	2,800.2	2,258.5
Total debt, including current portion	551.8	773.2
Total partners' capital	1,786.4	980.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$227.7	$240.5	$467.2	$385.5
Investing activities	(35.4)	(26.8)	(80.0)	(62.2)
Financing activities	(234.0)	(226.6)	(57.0)	(296.6)

Net cash flow	$(41.7)	$(12.9)	$330.2	$26.7

Other Financial Data
Capital expenditures for property, plant and equipment	$35.5	$27.0	$80.1	$62.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(5)	$20.56	$20.98	$23.63	$20.58
Gross profit(4)	$14.18	$15.31	$17.19	$13.50
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)(1)(3)	$4.77	$4.13	$4.84	$5.36
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold(1)(8)	$4.60	$3.81	$4.62	$4.75
Barrels sold (barrels per day)(8)	200,314	206,606	203,079	181,589

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		%		%		%		%
Refining Throughput and Production Data (barrels per day)
Throughput:
Sweet	153,944	76.2	148,912	74.6	155,304	76.4	129,781	73.1
Medium	18,089	9.0	20,488	10.3	16,455	8.1	22,728	12.8
Heavy sour	21,168	10.5	20,972	10.5	22,244	10.9	16,006	9.0

Total crude oil throughput	193,201	95.7	190,372	95.4	194,003	95.4	168,515	94.9
All other feedstocks and blendstocks	8,724	4.3	9,129	4.6	9,248	4.6	8,929	5.1

Total throughput	201,925	100.0	199,501	100.0	203,251	100.0	177,444	100.0

Production:
Gasoline	95,253	47.1	96,972	48.7	96,710	47.4	89,131	50.4
Distillate	84,617	41.8	82,075	41.3	84,232	41.3	72,202	40.9
Other (excluding internally produced fuel)	22,546	11.1	19,910	10.0	23,043	11.3	15,396	8.7

Total refining production (excluding internally produced fuel)	202,416	100.0	198,957	100.0	203,985	100.0	176,729	100.0

Product price (dollars per gallon):
Gasoline	$2.88		$2.89		$2.85		$2.88
Distillate	$2.95		$2.95		$3.03		$3.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$94.17	$93.35	$94.26	$98.15
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.06	5.28	3.09	4.48
WTI less WCS (heavy sour)	16.79	20.45	21.94	23.79
NYMEX Crack Spreads:
Gasoline	24.72	30.42	27.87	27.95
Heating Oil	27.19	28.13	30.21	28.87
NYMEX 2-1-1 Crack Spread	25.95	29.27	29.04	28.41
PADD II Group 3 Basis:
Gasoline	1.52	(3.24)	(2.88)	(5.00)
Ultra Low Sulfur Diesel	2.13	2.16	2.11	0.28
PADD II Group 3 Product Crack:
Gasoline	26.23	27.18	24.99	22.95
Ultra Low Sulfur Diesel	29.33	30.29	32.32	29.14
PADD II Group 3 2-1-1	27.78	28.74	28.66	26.05

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.2	$0.8	$2.3	$1.5
Depreciation and amortization excluded from direct operating expenses	27.1	25.6	53.9	51.0
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	0.2	0.2	0.4

Total depreciation and amortization	$28.4	$26.6	$56.4	$52.9

(2)
Our direct operating expenses and selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. We are not responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy. See "—Critical Accounting Policies—Shared-Based Compensation" in our Annual Report on Form 10-K for the year-ended

  December 31, 2012 for more information. The charges for allocated share-based compensation were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Direct operating expenses	$0.3	$0.6	$0.8	$0.8
Selling, general and administrative expenses	2.2	8.3	5.3	9.9

Total	$2.5	$8.9	$6.1	$10.7

(3)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated and Combined Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

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

(6)
EBITDA and Adjusted EBITDA.    EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) unrealized gains and losses on derivatives and (vi) Wynnewood acquisition transaction fees and integration expenses. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$339.2	$259.5	$614.6	$222.2
Add:
Interest expense and other financing costs, net of interest income	10.5	19.0	24.6	37.8
Income tax expense	—	—	—	—
Depreciation and amortization	28.4	26.6	56.4	52.9

EBITDA	378.1	305.1	695.6	312.9
Add:
FIFO impacts (favorable) unfavorable(a)	(24.2)	105.4	(29.0)	95.0
Share-based compensation, non-cash	2.5	8.9	6.1	10.7
Loss on extinguishment of debt	—	—	26.1	—
Major scheduled turnaround expenses	—	2.5	—	23.5
(Gain) loss on derivatives, net	(120.5)	(38.8)	(100.5)	108.5
Current period settlements on derivative contracts	14.7	(8.1)	(37.8)	(27.2)
Wynnewood acquisition transaction fees and integration expenses	—	4.6	—	8.3

Adjusted EBITDA	$250.6	$379.6	$560.5	$531.7

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

Three Months Ended June 30, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$250.6
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.3)
Reserves for future turnarounds	(8.8)

Available cash for distribution	$200.5

Available cash for distribution, per unit	$1.35
Common units outstanding (in thousands)	147,600
(8)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,349.2	$1,447.0	$2,841.7	$2,579.5
Cost of product sold (exclusive of depreciation and amortization)	1,117.6	1,219.4	2,312.6	2,192.5
Direct operating expenses (exclusive of depreciation and amortization)	50.1	43.6	102.3	87.4
Major scheduled turnaround expenses	—	0.9	—	21.0
Depreciation and amortization	17.7	17.4	35.2	34.7

Gross profit	163.8	165.7	391.6	243.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	50.1	44.5	102.3	108.4
Depreciation and amortization	17.7	17.4	35.2	34.7

Refining margin	$231.6	$227.6	$529.1	$387.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$21.71	$20.61	$24.27	$20.27
Gross profit	$15.35	$15.00	$17.97	$12.78
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.69	$4.03	$4.69	$5.68
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.37	$3.69	$4.35	$5.41
Barrels sold (barrels per day)	125,851	132,534	129,777	110,034

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	95,763	77.1	100,166	78.4	97,767	76.6	86,041	77.7
Medium	334	0.3	187	0.1	423	0.3	2,817	2.5
Heavy sour	21,168	17.0	20,972	16.4	22,244	17.4	16,006	14.4

Total crude oil throughput	117,265	94.4	121,325	94.9	120,434	94.3	104,864	94.6
All other feedstocks and blendstocks	6,962	5.6	6,500	5.1	7,265	5.7	5,934	5.4

Total throughput	124,227	100.0	127,825	100.0	127,699	100.0	110,798	100.0

Production:
Gasoline	59,908	47.3	62,351	47.9	61,154	47.0	56,310	50.1
Distillate	53,471	42.2	54,933	42.3	54,531	41.9	48,004	42.7
Other (excluding internally produced fuel)	13,272	10.5	12,753	9.8	14,488	11.1	8,123	7.2

Total refining production (excluding internally produced fuel)	126,651	100.0	130,037	100.0	130,173	100.0	112,437	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$787.8	$782.3	$1,568.2	$1,548.2
Cost of product sold (exclusive of depreciation and amortization)	658.8	647.5	1,269.2	1,305.4
Direct operating expenses (exclusive of depreciation and amortization)	33.7	25.5	67.6	53.4
Major scheduled turnaround expenses	—	1.6	—	2.5
Depreciation and amortization	9.5	8.4	18.8	16.7

Gross profit	85.8	99.3	212.6	170.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	33.7	27.1	67.6	55.9
Depreciation and amortization	9.5	8.4	18.8	16.7

Refining margin	$129.0	$134.8	$299.0	$242.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$18.67	$21.47	$22.46	$20.97
Gross profit	$12.41	$15.82	$15.97	$14.70
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.88	$4.30	$5.08	$4.83
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.97	$4.02	$5.09	$4.29
Barrels sold (barrels per day)	74,463	74,072	73,302	71,556

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	58,181	74.8	48,745	68.0	57,537	76.2	43,740	65.6
Medium	17,755	22.9	20,301	28.3	16,032	21.2	19,911	29.9
Heavy sour	—	—	—	—	—	—	—	—

Total crude oil throughput	75,936	97.7	69,046	96.3	73,569	97.4	63,651	95.5
All other feedstocks and blendstocks	1,762	2.3	2,629	3.7	1,983	2.6	2,995	4.5

Total throughput	77,698	100.0	71,675	100.0	75,552	100.0	66,646	100.0

Production:
Gasoline	35,345	46.7	34,621	50.2	35,556	48.2	32,821	51.0
Distillate	31,146	41.1	27,142	39.4	29,701	40.2	24,198	37.6
Other (excluding internally produced fuel)	9,274	12.2	7,157	10.4	8,555	11.6	7,273	11.4

Total refining production (excluding internally produced fuel)	75,765	100.0	68,920	100.0	73,812	100.0	64,292	100.0

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

        Net Sales.    Net sales were $2,138.1 million for the three months ended June 30, 2013 compared to $2,229.6 million for the three months ended June 30, 2012. The decrease of $91.5 million was the result of lower overall sales volume and lower product prices for gasoline. Our average sales price per gallon for the three months ended June 30, 2013 for gasoline of $2.88 decreased by approximately 0.6% as compared to the three months ended June 30, 2012. Our average sales price per gallon for the three months ended June 30, 2013 for distillates of $2.95 was unchanged from the same period in 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	9.2	$120.80	$1,110.7	9.7	$121.49	$1,178.3	(0.5)	$(67.6)	$(6.4)	$(61.2)
Distillate	7.4	$124.07	$926.5	7.6	$124.00	$946.9	(0.2)	$(20.4)	$0.5	$(20.9)

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $1,776.6 million for the three months ended June 30, 2013 compared to $1,866.2 million for the three months ended June 30, 2012. The decrease of $89.6 million was primarily the result of a decrease of approximately 3.3% in sales volume of refined fuel, which was partially offset by an increase in the cost of RINs and in consumption costs due to increased crude throughputs. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended June 30, 2013, we had a favorable

FIFO inventory impact of $24.2 million compared to an unfavorable FIFO inventory impact of $105.4 million for the comparable period of 2012.

        Refining margin per barrel of crude oil throughput decreased from $20.98 for the three months ended June 30, 2012 to $20.56 for the three months ended June 30, 2013. Refining margin adjusted for FIFO impact was $19.18 per crude oil throughput barrel for the three months ended June 30, 2013, as compared to $27.07 per crude oil throughput barrel for the three months ended June 30, 2012. Gross profit per barrel decreased to $14.18 for the three months ended June 30, 2013 as compared to gross profit per barrel of $15.31 in the equivalent period in 2012. The decrease of our refining margin per barrel was due to the decrease in sales, coupled with higher consumption costs associated with the increase in throughput rates and an increase in RINs costs.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $83.8 million for the three months ended June 30, 2013 compared to direct operating expenses and major scheduled turnaround expenses of $71.6 million for the three months ended June 30, 2012. The increase of $12.2 million was primarily the result of the increase in expenses associated with repairs and maintenance costs ($5.2 million), labor ($4.7 million), energy and utility costs ($3.7 million) and production chemicals and catalyst ($0.7 million). These increases were partially offset by a decrease in expenses associated with a major scheduled turnaround performed in the prior year ($2.5 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2013 increased to $4.77 per barrel as compared to $4.13 per barrel for the three months ended June 30, 2012. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $20.2 million for the three months ended June 30, 2013 as compared to $26.1 million for the three months ended June 30, 2012. The decrease of $5.9 million over the comparable period was primarily the result of a decrease in allocated share-based compensation expenses from CVR Energy ($6.4 million) primarily related to the modification of CVR Energy's restricted shares to liability classified restricted stock unit awards in the prior year and a decrease in integration costs related to the acquisition of the Wynnewood refinery ($4.6 million), partially offset by increases in allocated outside service costs ($1.9 million) and personnel expenses ($1.5 million).

        Operating Income.    Operating income was $229.1 million for the three months ended June 30, 2013 as compared to operating income of $239.1 million for the three months ended June 30, 2012. This decrease of $10.0 million was the result of a decrease in refining margin ($1.9 million), an increase in direct operating expenses ($12.2 million) and an increase in depreciation and amortization ($1.8 million), partially offset by a decrease in selling, general and administrative expenses ($5.9 million).

        Interest Expense.    Interest expense for the three months ended June 30, 2013 was $10.6 million as compared to interest expense of $19.0 million for the three months ended June 30, 2012. This $8.4 million decrease resulted primarily from lower interest expense on the outstanding 2022 Notes for the three months ended June 30, 2013 as compared to the outstanding First and Second Lien Senior Secured Notes for the three months ended June 30, 2012.

        Gain on Derivatives, net.    For the three months ended June 30, 2013, we recorded a $120.5 million net gain on derivatives compared to a $38.8 million net gain on derivatives for the three months ended June 30, 2012. The change was primarily due to changes in crack spreads and an increase in the number of positions closing during the quarter to 7.7 million barrels from 5.3 million barrels in the prior year period. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2014.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

        Net Sales.    Net sales were $4,412.1 million for the six months ended June 30, 2013 compared to $4,128.1 million for the six months ended June 30, 2012. The increase of $284.0 million was the result of higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to the downtime associated with completion of the second phase of the Coffeyville refinery's turnaround in the first quarter of 2012, which decreased products available for sale. Our average sales price per gallon for the six months ended June 30, 2013 for gasoline of $2.85 decreased by approximately 1.2% as compared to the six months ended June 30, 2012. Our average sales price per gallon for the six months ended June 30, 2013 for distillates of $3.03 was unchanged from the same period in 2012.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	18.8	$119.52	$2,247.5	17.9	$120.98	$2,159.8	0.9	$87.7	$(27.4)	$115.1
Distillate	15.3	$127.34	$1,949.9	13.8	$127.23	$1,758.5	1.5	$191.4	$1.7	$189.7

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $3,582.3 million for the six months ended June 30, 2013 compared to $3,496.9 million for the six months ended June 30, 2012. The increase of $85.4 million was primarily the result of an increase in crude oil throughputs and an increase in the cost of RINs, which was partially offset by a decrease in crude oil prices. The increase in crude oil throughputs is due to the downtime associated with completion of the second phase of the Coffeyville refinery's turnaround in the first quarter of 2012. Our average cost per barrel of crude oil consumed for the six months ended June 30, 2013 was $90.33 compared to $95.62 for the comparable period of 2012, a decrease of approximately 5.5%. Sales volume of refined fuels increased by approximately 7.7%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2013, we had a favorable FIFO inventory impact of $29.0 million compared to an unfavorable FIFO inventory impact of $95.0 million for the comparable period of 2012.

        Refining margin per barrel of crude oil throughput increased from $20.58 for the six months ended June 30, 2012 to $23.63 for the six months ended June 30, 2013. Refining margin adjusted for FIFO impact was $22.80 per crude oil throughput barrel for the six months ended June 30, 2013, as compared to $23.68 per crude oil throughput barrel for the six months ended June 30, 2012. Gross profit per barrel increased to $17.19 for the six months ended June 30, 2013 as compared to gross profit per barrel of $13.50 in the equivalent period in 2012. The increase of our refining margin per barrel is due to a decrease in our per barrel cost of consumed crude oil which was partially offset by a decrease in the average sales prices of our produced gasoline and increased cost of RINs. Consumed crude oil costs decreased due to a 4.0% decrease in WTI for the six months ended June 30, 2013 over the six months ended June 30, 2012.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $169.9 million for the six months ended June 30, 2013 compared to direct operating expenses and major scheduled turnaround expenses of $164.3 million for the six months ended June 30, 2012. The increase of $5.6 million was primarily the result of the increase in expenses associated with general repairs and maintenance ($13.1 million), energy and utility costs ($7.6 million), labor ($4.6 million) and outside services ($3.2 million). These increases were partially offset by a decrease in major scheduled turnaround performed in the prior year ($23.4 million). Our Coffeyville refinery completed the second phase of its planned turnaround in March 2012. Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2013 decreased to $4.84 per barrel as compared to $5.36 per barrel for the six months ended June 30, 2012. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of the higher volume of throughput, partially offset by the increase in expenses.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $38.8 million for the six months ended June 30, 2013 as compared to $46.3 million for the six months ended June 30, 2012. The decrease of $7.5 million over the comparable period was primarily the result of a decrease in allocated share-based compensation expenses from CVR Energy primarily related to the modification of CVR Energy's restricted shares to liability-classified restricted stock unit awards during the three months ended June 30, 2012 ($4.6 million) and a decrease in integration costs related to the acquisition of the Wynnewood refinery ($8.3 million), partially offset by increases in allocated outside service costs ($2.9 million) and personnel expenses ($1.7 million).

        Operating Income.    Operating income was $564.7 million for the six months ended June 30, 2013 as compared to operating income of $367.7 million for the six months ended June 30, 2012. This increase of $197.0 million was the result of an increase in the refining margin ($198.6 million) and lower selling, general and administrative expense ($7.5 million), partially offset by an increase in direct operating expense ($5.6 million) and depreciation and amortization ($3.5 million).

        Interest Expense.    Interest expense for the six months ended June 30, 2013 was $24.8 million as compared to interest expense of $37.8 million for the six months ended June 30, 2012. The decrease of $13.0 million resulted primarily from lower interest expense on the outstanding 2022 Notes for the six months ended June 30, 2013 as compared to the outstanding First and Second Lien Senior Secured Notes for the six months ended June 30, 2012.

        Gain (Loss) on Derivatives, net.    For the six months ended June 30, 2013, we recorded a $100.5 million net gain on derivatives compared to a $108.5 million net loss on derivatives for the six months ended June 30, 2012. The change was primarily due to changes in crack spreads during the periods. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2014.

        Loss on Extinguishment of Debt.    For the six months ended June 30, 2013, we incurred a $26.1 million loss on extinguishment of debt. The loss on the extinguishment of debt was the result of the extinguishment of the Second Lien Notes, and included amounts related to the premium paid, the write-off of previously deferred financing costs and the write-off of the unamortized original issuance discount.

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

        Our liquidity was enhanced during the first quarter of 2013 by the proceeds from our Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes, $160.0 million will be used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

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

  Cash Balance and Other Liquidity

        As of June 30, 2013 we had cash and cash equivalents of $483.3 million. Working capital at June 30, 2013 was $949.0 million, consisting of $1,409.5 million in current assets and $460.5 million in current liabilities. Working capital at December 31, 2012 was $382.7 million, consisting of $885.4 million in current assets and $502.7 million in current liabilities. As of July 30, 2013, we had cash and cash equivalents of $588.7 million.

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

        As of June 30, 2013, we had $372.9 million available under the Amended and Restated ABL Credit Facility and $150.0 million available under the intercompany credit facility.

  Borrowing Activities

        2022 Notes.    On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. The remaining proceeds from the offering were used to redeem the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

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

        The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2013, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

        The 2022 Notes were issued by Refining LLC and Coffeyville Finance and are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Nitrogen Fertilizers ("CRNF") are not guarantors. The 2022 Notes were secured by substantially the same assets that secured the then outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. Accordingly, the 2022 Notes were no longer secured as of and after January 23, 2013.

        On May 29, 2013, Refining LLC filed a registration statement on Form S-4 to satisfy its obligations contained in the registration rights agreement entered into in connection with the issuance of the 2022 Notes. We have incurred approximately $0.3 million of debt registration costs related to this registration, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.

        The 2022 Notes bear interest at a rate of 6.5% per annum and mature on November 1, 2022, unless earlier redeemed or repurchased. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

        We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2019 and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, plus in each case, any accrued and unpaid interest.

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

        The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of our property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on contractually subordinated debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of our assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

        The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of June 30, 2013.

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

        The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2013.

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

        The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of June 30, 2013.

        In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests.

        Old Notes.    On April 6, 2010, CRLLC and Coffeyville Finance completed the private offering of $275.0 million aggregate principal amount of First Lien Notes and $225.0 million aggregate principal amount of Second Lien Notes. The 2010 First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 15, 2011, the issuers issued an additional $200.0 million aggregate principal amount of First Lien Notes to partially fund the acquisition of the Wynnewood refinery. The additional First Lien Notes were issued at 105% of their principal amount. As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us. On October 23, 2012, we repurchased approximately $323.0 million of the First Lien Notes pursuant to a tender offer and we redeemed the remaining $124.1 million of outstanding First Lien Notes on November 23, 2012, as discussed above. On January 23, 2013, we used a portion of the proceeds from the Initial Public Offering to satisfy and discharge the indenture governing the Second Lien Notes and all have been redeemed.

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

        The following table summarizes our total actual capital expenditures for the six months ended June 30, 2013 by major category.

Six Months Ended June 30, 2013
(in millions)
Coffeyville refinery:
Maintenance	$18.8
Growth	0.5

Coffeyville refinery total capital	19.3
Wynnewood refinery
Maintenance	47.0
Growth	8.0

Wynnewood refinery total capital	55.0
Other:
Maintenance	5.4
Growth	0.4

Other total capital	5.8

Total capital spending	$80.1

        Including amounts already spent during the six months ended June 30, 2013, we expect to spend, in total, approximately $275.0 million to $295.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2013. Of this amount $95.0 million to $105.0 million is expected to be spent for the Coffeyville refinery which includes approximately $85.0 million to $90.0 million of maintenance capital. Approximately $140.0 million to $150.0 million is expected to be spent on capital for the Wynnewood refinery, which includes approximately $95.0 million to $105.0 million of maintenance capital. We also expect to spend approximately $35.0 million on other capital projects.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$467.2	$385.5
Investing activities	(80.0)	(62.2)
Financing activities	(57.0)	(296.6)

Net increase in cash and cash equivalents	$330.2	$26.7

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

  Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities for the six months ended June 30, 2013 were approximately $467.2 million. The positive cash flow from operating activities generated over this period was primarily driven by $614.6 million of net income and favorable changes in other working capital of $55.4 million, partially offset by unfavorable changes in trade working capital of $154.7 million. Net income was primarily driven by increased throughput rates and refining margins, partially offset by lower product prices. Trade working capital for the six months ended June 30, 2013 resulted in a cash outflow of $154.7 million which was primarily attributable to increases in accounts receivable ($69.1 million) and inventory ($56.9 million) and a decrease in accounts payable ($28.7 million). Other working capital activities resulted in net cash inflow of $55.4 million, which was primarily related to an increase in other current liabilities ($60.2 million).

        Net cash flows provided by operating activities for the six months ended June 30, 2012 were approximately $385.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $222.2 million of net income and favorable changes in trade working capital of $17.5 million, partially offset by unfavorable changes in other working capital of $1.9 million. Net income was primarily driven by an increase in refining margins. Trade working capital for the six months ended June 30, 2012 resulted in a cash inflow of $17.5 million which was primarily attributable to a decrease in inventories ($121.3 million), partially offset by a decrease in accounts payable ($68.1 million) and an increase in accounts receivable ($35.7 million). Other working capital activities resulted in net cash outflow of approximately $1.9 million.

  Cash Flows Used In Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2013 was $80.0 million compared to $62.2 million for the six months ended June 30, 2012. The increase in cash used in investing activities was the result of a $17.5 million increase in capital expenditures during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily resulting from incremental spending at the Wynnewood refinery.

  Cash Flows Used in Financing Activities

        Net cash used in financing activities for the six months ended June 30, 2013 was approximately $57.0 million compared to net cash used in financing activities of $296.6 million for the six months ended June 30, 2012. Prior to December 31, 2012, CRLLC historically provided cash as necessary to support our operations and retained excess cash earned by our operations. Cash received or paid by CRLLC on our behalf has been recorded as net contributions from or net distributions to parent as a component of divisional equity which is reflected as a financing activity in the Condensed Combined Statements of Cash Flows for the six months ended June 30, 2012.

        The net cash used in financing activities for the six months ended June 30, 2013 was primarily attributable to payments to extinguish the Second Lien Notes of $243.4 million, distributions to affiliates of $235.1 million and distributions our common unitholders of $233.8 million (including $195.9 million to affiliates), partially offset by proceeds from the initial public offering of $655.7 million. The net cash used in financing activities for the six months ended June 30, 2012 was primarily attributable to excess cash earned in our operations that was distributed to our parent ($294.1 million). For the six months ended June 30, 2013, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of June 30, 2013, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility or the intercompany loan facility.

Contractual Obligations

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2013 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following June 30, 2013 and thereafter. As of June 30, 2013, there were no amounts outstanding under the Amended and Restated ABL Credit Facility or the intercompany credit facility.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$500.0	$—	$—	$—	$—	$—	$500.0
Operating leases(2)	6.8	1.5	2.3	1.4	1.0	0.3	0.3
Capital lease obligations(3)	51.7	0.6	1.3	1.4	1.6	1.8	45.0
Unconditional purchase obligations(4)	1,414.7	93.9	108.3	96.5	89.4	88.2	938.4
Environmental liabilities(5)	2.2	0.4	0.3	0.2	0.1	0.1	1.1
Interest payments(6)	362.5	18.8	37.6	37.4	37.3	37.1	194.3

Total	$2,337.9	$115.2	$149.8	$136.9	$129.4	$127.5	$1,679.1
Other Commercial Commitments
Standby letters of credit(7)	$27.1	$—	$—	$—	$—	$—	$—

(1)
Consists of the 2022 Notes.

(2)
We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)
The amount includes commitments under capital lease arrangements for equipment for two leases associated with pipelines, and storage and terminal equipment associated with the acquisition of the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments related to our biofuels blending obligation and (c) approximately $979.8 million payable ratably over eighteen years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas. See "Commitments and Contingencies—Environmental, Health & Safety Matters."

(6)
Interest payments are based on stated interest rates for our long-term debt outstanding on June 30, 2013 and interest payments for the capital lease obligations.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil, a $0.5 million letter of credit issued to guarantee a portion of our insurance policy, $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the acquisition of the Wynnewood refinery.

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

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2013, as defined within the rules and regulations of the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the six months ended June 30, 2013 does not differ materially from that discussed under Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

        At June 30, 2013, we had open commodity hedging instruments consisting of 20.0 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2013 was a net unrealized gain of $71.6 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $20.0 million.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of June 30, 2013, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On May 20, 2013, we completed the Underwritten Offering. We sold 12,000,000 common units at a price of $30.75 per common unit. Additionally, on June 10, 2013, the underwriters purchased 1,209,236 common units at a price of $30.75 per common unit. The net proceeds of approximately $394.0 million, after deducting underwriting discounts and commissions from the Underwritten Offering were used to redeem 13,209,236 common units from CVR Refining Holdings.

Item 6.    Exhibits

Exhibit Number		Exhibit Title
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101	**
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 2, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated and Combined Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (4) Condensed and Combined Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated and Combined Financial Statements (unaudited), tagged in detail.**

*
Filed herewith.

**
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

CVR Refining, LP
	By:	CVR Refining GP, LLC, its general partner
August 2, 2013	By:	/s/ JOHN J. LIPINSKI Chief Executive Officer (Principal Executive Officer)
August 2, 2013	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial and Accounting Officer)