Form 10-K
period 2013-12-31
CVR Refining, LP
filed 2014-02-26
CIK 1558785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR	OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35781
_____________________________________________________________
CVR Refining, LP
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1702463 (I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of Principal Executive Offices)	77479 (Zip Code)
Registrant's Telephone Number, including Area Code:
(281) 207-3200
_____________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 28, 2013 (the last business day of the registrant’s second fiscal quarter) was $1,095,393,494. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 28, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

Class	Outstanding at February 18, 2014
Common units representing limited partner interests	147,600,000 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Report").
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
bpd — Abbreviation for barrels per day.
bpcd — Abbreviation for barrels per calendar day, which refers to the total number of barrels processed in a refinery within a year, divided by 365 days, thus reflecting all operational and logistical limitations.
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

Initial Public Offering — The initial public offering of 27,600,000 common units representing limited partner interests ("common units") of CVR Refining, LP, which closed on January 23, 2013 (which includes the underwriters' subsequently-exercised option to purchase additional common units).
light crude oil — A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.
Magellan — Magellan Midstream Partners L.P., a publicly traded company whose business is the transportation, storage and distribution of refined petroleum products.
natural gas liquids — Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.
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
WEC — Gary-Williams Energy Corporation, subsequently converted to Gary-Williams Energy Company, LLC and now known as Wynnewood Energy Company, LLC.
WRC — Wynnewood Refining Company, LLC, the owner of the Wynnewood, Oklahoma refinery and related assets with a rated capacity of 70,000 bpcd.
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
Wynnewood Acquisition — The acquisition by CVR Energy of all the outstanding shares of WEC and its subsidiaries, which owned the Wynnewood, Oklahoma refinery with a rated capacity of 70,000 bpcd and 2.0 million barrels of storage tanks, on December 15, 2011. As of January 2013, WRC became a wholly-owned subsidiary of CVR Refining, LLC. It was previously a wholly-owned subsidiary of WEC.
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
We are a petroleum refiner and own two of only seven refineries in the underserved Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a medium complexity crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its rated capacity of 70,000 bpcd). In addition, we also control and operate supporting logistics assets including approximately 350 miles of owned pipelines, over 150 owned crude oil transports, a network of strategically located crude oil gathering tank farms, and over 6.0 million barrels of owned and leased crude oil storage capacity. The strategic location of our refineries, combined with our supporting logistics assets, provide us with a significant crude oil cost advantage relative to our competitors. Furthermore, our Coffeyville and Wynnewood refineries are located approximately 100 miles and 130 miles, respectively, from the crude oil hub at Cushing, Oklahoma, and have access to inland domestic and Canadian crude oils that are priced based on the price of WTI. For the year ended December 31, 2013, the crude oil consumed at the refineries was at a discount to the price of WTI of $2.57 per barrel.
Our refineries' complexity allows us to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery's ability to process lower quality crude oil in an economic manner. Our two refineries' capacity weighted average complexity is 11.5. As a result of key investments in our refining assets, our Coffeyville refinery's complexity increased to 12.9 in 2012 from 12.2 in 2010, which remained consistent in 2013. Our Wynnewood refinery, which we acquired in December 2011, currently has a complexity of 9.3, and is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and U.S. Gulf Coast crudes. We expect to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ultra-low sulfur diesel ("ULSD") yield of the Wynnewood refinery. As of December 31, 2013, approximately $23.4 million has been spent on the Wynnewood hyrdrocracker project. Our high complexity provides us the flexibility to increase our refining margin over comparable refiners with lower complexities.
For the year ended December 31, 2013, our Coffeyville refinery's product yield included gasoline (47%), diesel fuel (primarily ultra-low sulfur diesel) (42%), and pet coke and other refined products such as natural gas liquids ("NGLs") (propane and butane), slurry, sulfur and gas oil (11%). Our Wynnewood refinery's product yield included gasoline (49%), diesel fuel (primarily ultra-low sulfur diesel) (37%), asphalt (7%), jet fuel (4%) and other products (3%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).
During 2013, we gathered approximately 53,000 bpd of price-advantaged crudes from our gathering area, which includes Kansas, Nebraska, Oklahoma, Missouri and Texas. The system has field offices in Bartlesville and Pauls Valley, Oklahoma and Plainville, Winfield and Iola, Kansas. In aggregate, these crudes have been sourced at a discount to WTI because of our proximity to the sources of crude oil, existing logistics infrastructure and quality differences. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian and Bakken crudes to our refineries.
Our logistics businesses have grown substantially since 2005. We have grown our crude oil gathering system capacity from 7,000 bpd in 2005 to approximately 55,000 bpd currently. The system is supported by approximately 350 miles of owned pipelines associated with our gathering operations, approximately 150 crude oil transports and associated storage facilities located along our pipelines and third-party pipelines for gathering crude oil purchased from independent crude oil producers in Kansas, Nebraska, Oklahoma, Missouri and Texas. We have a 145,000 bpd pipeline system that transports crude oil from our Broome Station tank farm to our Coffeyville refinery as well as a total of 6.0 million barrels of owned and leased crude oil storage capacity, including approximately 6% of the total crude oil storage capacity at Cushing. Crude oil is transported to our Wynnewood refinery via two separate third-party pipelines and received into storage tanks at terminals located at or near the refinery. Our crude oil gathering and pipeline systems provide us with price advantages relative to the price of WTI.
For the fiscal years ended December 31, 2013, 2012 and 2011, we generated net sales of $8.7 billion, $8.3 billion and $4.8 billion, respectively, and operating income of $603.0 million, $993.9 million and $456.7 million, respectively.

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
On October 26, 2007, CVR Energy completed its initial public offering and its common stock was listed on the NYSE under the symbol "CVI." CVR Energy was formed as a wholly-owned subsidiary of CALLC in September 2006 in order to complete the initial public offering of the businesses acquired by CALLC. At the time of its initial public offering, CVR Energy operated our business and indirectly owned all of the limited partner interests in CVR Partners. In April 2011, CVR Partners completed its initial public offering. CVR Partners' common units were listed on the NYSE under the symbol "UAN." As of December 31, 2013, CVR Energy indirectly owns the general partner and approximately 53% of the common units of CVR Partners.
On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital. The assets acquired included a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of storage tanks.
In May 2012, IEP Energy LLC and certain of its affiliates (collectively "IEP") acquired a majority of CVR Energy's common stock. As of December 31, 2013, IEP owned approximately 82% of CVR Energy's outstanding common stock.
On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units to the public priced at $25.00 per common unit, resulting in gross proceeds to us of $600.0 million. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per common unit, resulting in gross proceeds to us of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Initial Public Offering, we paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.
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
On May 20, 2013, we completed an underwritten offering (the “Underwritten Offering”) by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of Icahn Enterprises LP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, we sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.”
We utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters’ option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.
Subsequent to the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximating 71% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of our general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

Organizational Structure and Related Ownership
The following chart illustrates our organizational structure and the organizational structure of the Partnership as of the date of this Report.

Public
Icahn Enterprises, L.P.
(NASDAQ: IEP)
6,000,000 Common Units
18%
82%
CVR Energy, Inc.
NYSE: CVI
Coffeyville Resources, LLC
Intercompany Credit Facility Lender
100%
4%
CVR Refining Holdings, LLC
104,790,764 Common Units
100%
Public
36,809,236 Common Units
71%
CVR Refining GP, LLC
(the General Partner)
25%
Non-economic general partner interest
CVR Refining, LP
(the Partnership)
(NYSE: CVRR)
Guarantor of 2022 Notes
Guarantor of Amended & Restated ABL Credit Facility
100%
CVR Refining, LLC
Co-Issuer of 2022 Notes
Amended & Restated ABL Credit Facility Borrower
Intercompany Credit Facility Borrower
100%
100%
Nitrogen Fertilizer Business operated through CVR Partners, LP (NYSE: UAN) (retained by Coffeyville Resources)
Petroleum Refining & Logistics Operating Subsidiaries
Amended & Restated ABL Credit Facility Borrowers
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
Coffeyville Finance, Inc
Co-Issuer of 2022 Notes

Crude and Feedstock Supply
Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, our Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, Oklahoma to the U.S. Gulf Coast has eliminated our ability to source foreign waterborne crude, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. While crude oil has constituted over 90% of our Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma, but it can also access and process various light and medium Canadian grades.
Crude oil is supplied to our refineries through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2013 and it now has the capacity of supplying approximately 55,000 bpd of crude oil to our refineries. For the year ended December 31, 2013, the gathering system supplied approximately 40% of the Coffeyville refinery's crude oil demand and 13% of the Wynnewood refinery's crude oil demand, respectively. Locally produced crude oils are delivered to our refineries at a discount to WTI, and although slightly heavier and more sour, offer good economics to our refineries. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines, including the Basin, Keystone and Spearhead pipelines, and subsequently to our Broome Station tank farm via the Plains pipeline. From the Broome Station tank farm, crude oil is delivered to our Coffeyville refinery via our own 145,000 bpd pipeline system. Crude oils are delivered to the Wynnewood refinery by two separate pipelines, and received into storage tanks at terminals located at or near the refinery.
For the year ended December 31, 2013, our Coffeyville refinery's crude oil supply blend was comprised of approximately 82% light sweet crude oil and 18% heavy sour crude oil. For the year ended December 31, 2013, our Wynnewood refinery's crude oil supply blend was comprised of approximately 76% sweet crude oil and 24% light/medium sour crude oil. The light sweet crude oil supply blend includes our locally gathered crude oil.
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
Crude Oil Supply Agreement
In August 2012, we entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.
Refining Process
Coffeyville Refinery.    Our Coffeyville refinery is a 115,000 bpcd rated capacity facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. Our Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow us to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, our Coffeyville refinery has a redundant supply of hydrogen pursuant to our feedstock and shared services agreement with CVR Partners. During the year ended December 31, 2013, our Coffeyville refinery processed approximately 110,500 bpd and 7,300 bpd of crude oil and feedstocks and blendstocks, respectively. These throughput rates for 2013 reflect the effect of the Fluid Catalytic Cracking Unit ("FCCU") being offline for approximately 55 days during the third quarter of 2013. Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil into products such as gasoline, diesel, kerosene, propane, butane, sulfur, heavy oil and petroleum coke.
Wynnewood Refinery.    Our Wynnewood refinery is a 70,000 bpcd rated capacity facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to our Coffeyville refinery, our Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil (although isobutane, gasoline components, and normal butane are also typically used) into products such as gasoline, jet fuel, including Jet A and military jet ("JP8"), kerosene, propane, butane, propylene, sulfur, solvents, heavy oil and asphalt. During the year ended December 31, 2013, our Wynnewood refinery processed approximately 77,000 bpd and 2,900 bpd of crude oil and feedstocks and blendstocks, respectively.
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
The Wynnewood refinery ships its finished product via pipeline, railcar, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.
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
We also have a rack marketing business supplying product through tanker trucks directly to customers located in proximity to our Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, our Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, our Coffeyville refinery sells a by-product of its refining operations, petroleum coke, to an affiliate, CVR Partners, pursuant to a multi-year agreement. For the year ended December 31, 2013, our two largest customers accounted for approximately 12% and 9% of our sales and approximately 48% of our sales were made to our ten largest customers.
Competition
We compete primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against five refineries operated in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. Our competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, NCRA, Valero and Flint Hills Resources.
Seasonality
Our business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, our results of operations for the first and fourth calendar quarters are generally lower compared to our results for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
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
The Federal Clean Air Act
The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect our operations both directly and indirectly. Direct impacts may occur through the federal Clean Air Act's permitting requirements and/or emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The federal Clean Air Act indirectly affects our operations by extensively regulating the air emissions of sulfur dioxide ("SO2"), volatile organic compounds, nitrogen oxides and other substances, including those emitted by mobile sources, which are direct or indirect users of our products.
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
The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our petroleum operations when regulations change or we add new equipment or modify our existing equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants ("NESHAP"), New Source Performance Standards ("NSPS") and New Source Review/Prevention of Significant Deterioration ("NSR"). We have incurred, and expect to continue to have to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.
On September 12, 2012, the U.S. Environmental Protection Agency (the "EPA") published in the Federal Register final revisions to its NSPS for process heaters and flares at petroleum refineries. The EPA originally issued final standards in June 2008, but the portions of the rule relating to process heaters and flares were stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of SO2 from flares, as well as require certain work practice and monitoring standards for flares. We do not believe that the costs of complying with the rule will be material.

On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's recently issued enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations signaling the agency's intention to begin a national enforcement program to conduct compliance evaluations and take enforcement actions against petroleum refining companies that operate flares that are not in compliance with standards articulated in the Enforcement Alert. The Enforcement Alert identified new standards that refiners are required to meet for combustion efficiency. The EPA has already commenced enforcement against several refining companies and we understand that other settlement negotiations are underway. Because the EPA has not specifically told us that our operations are not in compliance, we cannot say with certainty whether or when we may become an enforcement target under this initiative.
In March 2004, Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Coffeyville Resources Terminal, LLC ("CRT"), two of our subsidiaries, entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of SO2, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.
In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under the Resource Conservation and Recovery Act ("RCRA"). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and is required to complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40.0 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. Additional incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.
Wynnewood Refining Company, LLC ("WRC") entered into a Consent Order with the Oklahoma Department of Environmental Quality ("ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the refinery by the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
From time to time, ODEQ conducts air inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 through June 2013, which covers periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second consent order with WRC, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on our experience related to Clean Air Act enforcement and control requirements, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act ("OPA") (in addition to other matters described below, (see " — Environmental Remediation"). DOJ's CWA and OPA claims related to a flood and oil spill at the refinery that occurred on June 30/July 1,

2007. CRRM reached an agreement with the DOJ to resolve the its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively (the "RMP Consent Decree"), and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP Consent Decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
Our Coffeyville refinery's Clean Air Act Title V operating permit has expired, and has not yet been re-issued. Our Coffeyville refinery submitted an application for renewal and currently operates under a permit shield, which authorizes permittees who timely submit their renewal application, to continue operations until the permit is re-issued. The permit renewal process has begun, and capital costs or expenses, if any, related to changes to these permits are not known yet, but are not expected to be material.
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
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on our experience related to CWA enforcement, we do not anticipate that the cost of any civil penalties, required additional controls or operation changes would be material.
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
Mobile Source Air Toxic II Emissions.    In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC were each considered to be "small refiners" under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control of CVR Energy resulting from the Icahn Enterprises acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $63.0 million for CRRM and $105.0 million for WRC. As of December 31, 2013, approximately $24.6 million and $52.2 million had been spent related to these projects by CRRM and WRC, respectively.
Renewable Fuel Standards.    In 2007, the EPA promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs") in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. From time to time, our petroleum business may purchase RINs on the open market or waiver credits from the EPA to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The future cost of RINs for the business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter.
Greenhouse Gas Emissions
Various regulatory and legislative measures to address greenhouse gas emissions (including carbon dioxide ("CO2"), methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas ("GHG") emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the federal Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions at our Coffeyville and Wynnewood refineries to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facilities are required to undergo PSD review and to evaluate and install best available control technology ("BACT") for their GHG emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant increase in GHG emissions at the refineries may require the installation of BACT as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries by November 2012. Although the EPA has not yet proposed NSPS standards to regulate GHG emissions for petroleum refineries, the EPA has proposed NSPS standards to regulate GHG emissions for electric utilities. Therefore, we expect that the EPA will propose standards for our refineries, but the timing of the EPA's proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwestern states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
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
In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which the EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on our experiences related to RCRA enforcement, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
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
The anticipated investigation and remediation costs through 2017 were estimated, as of December 31, 2013, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2017	Total Estimated Costs Through 2017
	(in millions)
Coffeyville Refinery	$0.5	$—	$0.6	$1.1
Phillipsburg Terminal	0.7	—	1.0	1.7
Wynnewood Refinery	—	—	0.3	0.3
Total Estimated Costs	$1.2	$—	$1.9	$3.1
These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2014, we will spend approximately $4.2 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $1.5 million in 2013 associated with related remediation.
Financial Assurance
We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $4.8 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.2 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $4.8 million and $2.4 million is required by the 2004 Consent Decree for clean-up and post-closure obligations at the Coffeyville refinery and Phillipsburg terminal, respectively. The $4.8 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.3 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.
Environmental Remediation
Under the CERCLA, RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
In connection with the discharge of crude oil on July 1, 2007, CRRM reached an agreement with the DOJ to resolve its claims under the CWA and the OPA. The agreement is memorialized in the 2013 Consent Decree. See " — The Federal Clean Air Act" above.
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

Environmental Insurance
We are covered by CVR Energy's premises pollution liability insurance policies with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $5.0 million. The policies include business interruption coverage, subject to a 10-day waiting period deductible. This insurance expires on March 1, 2014 and is expected to be renewed without any material changes in terms. The policies insure specific covered locations, including the Coffeyville refinery; however, the Wynnewood refinery is insured by another policy as discussed further below. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The policies cover any claim made during the policy period as long as the pollution conditions giving rise to the claim commenced on or after March 3, 2004. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution condition claim, and there can be no assurance such claim will be adequately insured for all potential damages.
The Wynnewood refinery is insured by a premises pollution liability policy with an occurrence and aggregate limit of $10.0 million, subject to a self-insured retention of $0.5 million. This policy insures (i) pollution legal liability, (ii) remediation legal liability, and (iii) contingent transportation coverage. This coverage applies to pollution conditions on, at, under or migrating from the Wynnewood refinery location, as defined in the policy. There is no retroactive date to limit the application of coverage based on when the damages commenced. Coverage is triggered based on discovery and reporting during the policy period, which expires on June 1, 2014.
In addition to the premises pollution liability insurance policies, we benefit from casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. Coverage under the casualty insurance policies for pollution does not apply to damages at or within our insured premises. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2014 and are expected to be renewed or replaced by insurance policies containing equivalent sudden and accidental pollution coverage with no reduction in limits. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.
Safety, Health and Security Matters
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act ("OSHA") and comparable state statutes, the purpose of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. We have completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on the consolidated and combined financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle, rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.

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
Employees
As of December 31, 2013, we employed approximately 891 people. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.
As of December 31, 2013, the Coffeyville refinery employed approximately 599 of our employees, about 50% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Council of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). We are a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement was effective December 2012, extended in December 2013 and expires in March 2018. In addition, a collective bargaining agreement, which covers CVR Refining's unionized employees who work in the terminalling and related operations, was entered into with the United Steelworkers in March 2012 and extended in December 2013. The United Steelworkers collective bargaining agreement expires in March 2016 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.
As of December 31, 2013, the Wynnewood refinery employed approximately 292 people, about 60% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery was extended in December 2013 and expires in June 2016.
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
We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The board of directors of our general partner may at any time, for any reason, change our cash distribution policy or decide not to make any distribution. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the margins we generate. Please see "— The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" below. In addition, as discussed below, the amount of cash we have to distribute each quarter under our general partner's current distribution policy will be reduced by (i) maintenance and certain environmental capital expenditures, (ii) payments in respect of debt service and other contractual obligations, and (iii) increases in reserves for future operating or capital needs that our general partner deems necessary or appropriate.
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
Our profitability is also impacted by our ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as we do not produce any crude oil and must purchase all of the crude oil we refine. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows. For example, infrastructure and logistical improvements and other factors could result in a reduction of the WTI-Brent differential that has provided us with increased profitability. In addition, our purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of our proximity to the sources, existing logistics infrastructure and quality differences. Any change in the sources of our crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of our historical discount to WTI and may result in a reduction of our cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
Crack spreads, refining margins and crude oil prices may decline, possibly materially, at any time. For example, during 2011 and 2012, favorable crack spreads and access to a variety of price-advantaged crude oils resulted in higher Adjusted EBITDA and cash flow generation that was greater than usual. However, in 2013, crack spreads weakened and the crude oil pricing differential tightened, resulting in lower Adjusted EBITDA and cash flow generation as compared to prior years. We are significantly affected by developments in the markets in which we operate. For example, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project provides mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. A significant deterioration in market conditions would have a material adverse effect on our results of operations and ability to pay distributions to our unitholders.
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
Historically, our business performance has been volatile and seasonal. For instance, our results of operations for the second and third quarters are generally higher than our results of operations for the first and fourth quarters, as demand for gasoline products increases due to higher highway traffic and road construction work during the summer months, and demand for diesel fuel decreases somewhat due to decreased agricultural activity. We expect that our future business performance will be more volatile and seasonal, and that our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. Because our quarterly distributions will significantly correlate to the cash we generate each quarter after payment of our fixed and variable expenses, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero.
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

Our refining business faces significant risks due to physical damage hazards, environmental liability risk exposure and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
If any of our production plants, logistics assets, key pipeline operations serving our plants, or key suppliers sustains a catastrophic loss and operations are shutdown or significantly impaired, it could have a material adverse impact on our operations, financial condition and cash flows. Operations at either or both of the refineries could be curtailed, limited or completely shutdown for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

•	major unplanned maintenance requirements;

•
catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire or natural disasters, including floods, windstorms and other similar events;

•	labor supply shortages or labor contract disputes that result in a work stoppage or slowdown;

•	cessation or suspension of a plant or specific operations dictated by environmental authorities; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to a pre-loss condition.

We have sustained losses over the past ten-year period at our plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: Coffeyville refinery; flood

•	December 2010: Coffeyville refinery; FCCU fire

•	December 2010: Wynnewood refinery; hydrocracker unit fire

•	September 2012: Wynnewood refinery; boiler explosion

•	July/August 2013: Coffeyville refinery; FCCU outage
Currently, we have an insurance program for property and business interruption coverage having a combined policy limit of $1.0 billion. Under this insurance program, we have a $5.0 million property damage retention for all properties. For business interruption losses, the insurance program has a retention of a 45-day waiting period for any one occurrence (60 days in respect of the Wynnewood refinery). Using forecasted business interruption values determined in the manner the insurance program would insure such losses, the potential losses retained within the waiting period are approximately $61.0 million for the Coffeyville refinery and $31.0 million for the Wynnewood refinery. Actual losses retained could exceed these amounts if actual financial results are in excess of the forecasted values. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums due to adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by us and the investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.

If we are required to obtain our crude oil supply without the benefit of a crude oil supply agreement, our exposure to the risks associated with volatile crude oil prices may increase and our liquidity may be reduced.
Since December 31, 2009, we have obtained substantially all of our crude oil supply for the Coffeyville refinery, other than the crude oil we gather, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place close to the time when the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of a supply intermediation agreement, our exposure to crude oil pricing risks may increase, despite any hedging activity in which we may engage, and our liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility. There is no assurance that we will be able to renew or extend the Vitol Agreement beyond December 31, 2014.
Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, and Nebraska, it also purchased additional crude oil to be refined into liquid fuels in 2013. In 2013, our Coffeyville refinery purchased approximately 65,000 to 70,000 bpd of crude oil while our Wynnewood refinery purchased approximately 60,000 to 65,000 bpd of crude oil. Our Wynnewood refinery has historically acquired most of its purchased crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. Our Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 26% in 2013, from foreign sources, and our Wynnewood refinery obtained approximately 8% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and our business and ability to make distributions. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.
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
The geographic concentration of our refineries and related assets creates an exposure to the risks of the local economy in which we operate and other local adverse conditions. The location of our refineries also creates the risk of increased transportation costs should the supply/demand balance change in our region such that regional supply exceeds regional demand for refined products.
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
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard, or RFS, which requires refiners to blend "renewable fuels," such as ethanol, into their petroleum fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like us are obligated to blend into their finished petroleum products is adjusted annually. We currently purchase RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, we may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. During 2013, the price of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the “blend wall.” The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however RIN prices have remained volatile and have increased in 2014. We cannot predict the future prices of RINs or waiver credits, as the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. However, the costs to obtain the necessary number of RINs and waiver credits could likely be material. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries' product pool, potentially resulting in lower earning and materially adversely affecting our ability to make distributions.
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
As of the date of this Report, we had $500.0 million aggregate principal amount of 6.5% senior notes due 2022 ("2022 Notes") outstanding and availability under the Amended and Restated ABL Credit Facility of $372.9 million and letters of credit outstanding of approximately $27.1 million and availability under the intercompany credit facility of $118.5 million and borrowings outstanding of $31.5 million. In the future, we may incur additional significant indebtedness in order to make future acquisitions, expand our business or develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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
In addition, the bank borrowing base under the Amended and Restated ABL Credit Facility will be subject to periodic redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial condition and, as a result, our ability to make distributions to common unitholders.
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
We enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected refined products production. However, our hedging arrangements may fail to fully achieve this objective for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refinery or our suppliers or customers;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.

As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to make distributions to unitholders.
Our commodity derivative activities could result in period-to-period volatility.

We do not apply hedge accounting to our commodity derivative contracts and, as a result, unrealized gains and losses are charged to our earnings based on the increase or decrease in the market value of the unsettled position. Such gains and losses are reflected in our income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our operational performance.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to, among other things, institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations may also require compliance with margin requirements and with clearing and trade-execution requirements in connection with certain derivatives activities, though the application of those provisions to us at this time is uncertain. The rulemaking process is still ongoing, and we cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments we may use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.
If we reduce our use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to satisfy our debt obligations or plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, our revenues could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations and therefore could have an adverse effect on our ability to satisfy our debt obligations.
Existing design, operational, and maintenance issues associated with acquisitions may not be identified immediately and may require unanticipated capital expenditures that could adversely impact our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Our due diligence associated with acquisitions may result in our assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies, where we may have limited, if any, recourse for cost recovery. Such conditions and deficiencies may not become evident until sometime after cost recovery provisions, if any, have expired.
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
Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, we incurred approximately $88.8 million associated with the 2011/2012 turnaround completed at the Coffeyville refinery and we incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery, which we completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The first phase of the Coffeyville refinery’s next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.
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
Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining processes, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. For a discussion of environmental laws and regulations and their impact on our business and operations, please see "Business — Environmental Matters."
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
Three of our facilities, including our Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.
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
We hold numerous environmental and other governmental permits and approvals authorizing operations at our facilities. Future expansion of our operations is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows. For example, the Wynnewood refinery's OPDES permit has expired and is in the renewal process. At this time, the Wynnewood refinery is operating under expired permit terms and conditions (called a permit shield) until the state regulatory agency renews the permit. The renewal permit may contain different terms and conditions that would require unplanned or unanticipated costs.
Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows.
Various regulatory and legislative measures to address GHG emissions (including CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions at our Coffeyville and Wynnewood refineries to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under PSD and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo PSD review and to evaluate and install BACT for their GHG emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant increase in GHG emissions at either of our refineries may require the installation of BACT as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries by November 2012. Although the EPA has not yet proposed NSPS standards to regulate GHG emissions for the petroleum refineries, the EPA has proposed NSPS standards to regulate GHG emissions for electric utilities. Therefore, we expect that the EPA will propose standards for our refineries, but the timing of the EPA’s proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwestern states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Both the Coffeyville and the Wynnewood refineries have a significant concentration of customers. Our five largest customers represented 36% of our sales for the year ended December 31, 2013. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our unitholders.

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
In addition, in connection with any potential acquisition or expansion project, we will need to consider whether a business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for federal income tax purposes, we may elect to seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place us in a competitive disadvantage compared to other potential acquirers who do not need to seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for federal income tax purposes, and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the unitholders and could likely cause a substantial reduction in the value of our common units.
Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.
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
As of December 31, 2013, approximately 50% of the employees at the Coffeyville refinery and 60% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2018, and the collective bargaining agreement with United Steelworkers (which covers unionized employees who work in the terminal and related operations) expires in March 2016, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2016. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

Risks Inherent in Our Limited Partnership Structure and Common Units
The board of directors of our general partner has in place a policy to distribute an amount equal to the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.
Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As such, to the extent we are unable to finance growth externally, our distribution policy will significantly impair our ability to grow. The board of directors of the general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions.
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
We rely primarily on the executive officers of CVR Energy to manage most aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time.
Our future performance depends to a significant degree upon the continued contributions of CVR Energy's senior management team. We have entered into a services agreement with our general partner and CVR Energy whereby CVR Energy has agreed to provide us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel. CVR Energy can terminate this agreement at any time, subject to a 180-day notice period. The loss or unavailability to us of any member of CVR Energy's senior management team could negatively affect our ability to operate our business and pursue our business strategies. We do not have employment agreements with any of CVR Energy's officers and we do not maintain any key person insurance. In addition, CVR Energy may not continue to provide us the officers that are necessary for the conduct of our business or such provision may not be on terms that are acceptable. If CVR Energy elected to terminate the service agreement on 180 days' notice, we might not be able to find qualified individuals to serve as our executive officers within such 180-day period.
In addition, pursuant to the services agreement we are responsible for a portion of the compensation expense of such executive officers according to the percentage of time such executive officers spend working for us. However, the compensation of such executive officers is set by CVR Energy, and we have no control over the amount paid to such officers. The services agreement does not contain any cap on the amounts we may be required to pay CVR Energy pursuant to this agreement.
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
In addition, CVR Energy may compete with us, may in the future acquire assets which compete with our assets or may acquire assets such as refineries which we might otherwise have sought to acquire. We do not have any non-compete agreements or understandings with CVR Energy or any other agreement with CVR Energy regarding the allocation of corporate opportunities.
Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to some actions that might otherwise constitute a breach of fiduciary or other duties applicable under state law. Our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example:

•
Our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us or our common unitholders. Decisions made by our general partner in its individual capacity are made by CVR Refining Holdings as the sole member of our general partner, and not by the board of directors of our general partner. Examples include the exercise of the general partner's call right, its voting rights with respect to any common units it may own, its registration rights and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

•
Our partnership agreement provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to our interest.

•
Our partnership agreement provides that our general partner and the officers and directors of our general partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of the conduct of our general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.

•
Our partnership agreement provides that our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding units, excluding any units owned by our general partner and its affiliates.
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
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect our general partner or our general partner's board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished.
As of the date of this Report, CVR Energy indirectly owns approximately 71% of our common units, which means holders of common units other than CVR Energy will not be able to remove the general partner, under any circumstances, unless CVR Energy sells some of the common units that it owns or we sell additional units to the public. In addition, affiliates of Icahn Enterprises own approximately 4% of our common units.
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
If control of our general partner were transferred to an unrelated third party, the new owner of the general partner would have no interest in CVR Energy. We rely substantially on the senior management team of CVR Energy and have entered into a number of significant agreements with CVR Energy, including a services agreement pursuant to which CVR Energy provides us with the services of its senior management team. If our general partner were no longer controlled by CVR Energy, CVR Energy could be more likely to terminate the services agreement which it may do upon 180 days' notice.
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
Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. This could also impair our ability to raise additional capital through the sale of our equity interests. As of the date of this Report, there were 147,600,000 common units outstanding. Of this amount, CVR Energy indirectly owns approximately 71% of our common units and public security holders own approximately 29% of our common units.
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
As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to the Initial Public Offering. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the NYSE, require, or will require, publicly traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded partnership and other operating expenses. As a result, the amount of cash we have available for distribution to our unitholders will be affected by our expenses, including the costs associated with being a publicly traded partnership. We estimate that we will incur approximately $5.0 million of estimated incremental costs per year, some of which will be direct charges associated with being a publicly traded partnership, and some of which will be allocated to us by CVR Energy; however, it is possible that our actual incremental costs of being a publicly traded partnership will be higher than we currently estimate.
In connection with the Initial Public Offering, we became subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These requirements have increased our legal and financial compliance costs and make compliance activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, we have incurred additional costs associated with our SEC reporting requirements.

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
Our general partner's board of directors has not established and does not currently intend to establish a nominating/corporate governance committee. Additionally, we could avail ourselves of the additional exemptions available to publicly traded partnerships listed above at any time in the future. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. We may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement.
Although we do not believe, based upon our current operations, that we will be treated as a corporation for U.S. federal income tax purposes, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity level taxation. We may in the future enter into new activities or businesses. If our legal counsel were to be unable to opine that gross income from any such activity or business will count toward satisfaction of the 90% gross income, or qualifying income, requirement to be treated as a partnership for U.S. federal income tax purposes, we could seek a ruling from the IRS that gross income we earn from any such activity or business will be qualifying income. There can be no assurance, however, that the IRS would issue a favorable ruling under such circumstances. If we did not receive a favorable ruling, we could choose to engage in the activity or business through a corporate subsidiary, which would subject the income related to such activity or business to entity-level taxation. Except to the extent that we in the future request a ruling regarding the qualifying nature of our income from a particular activity or business, we do not intend to request a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us.
If we were treated as a corporation for U.S. federal income tax purposes, or if we were otherwise subject to entity-level taxation, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. The current administration and members of Congress from time to time have recently considered substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or other proposals will ultimately be enacted, any such changes could cause a substantial reduction in the value of our common units.
Several states currently subject partnerships to entity-level taxation. Specifically, we are subject to the Texas franchise tax. Such taxes reduce our cash available for distribution to our unitholders. Other states are evaluating proposals to subject partnerships to entity-level taxation through the imposition of income, franchise or other forms of taxation. Imposition of these or similar taxes by any other state in which we do business will further reduce our cash available for distribution to our unitholders and could cause a substantial reduction in the value of our common units. We are unable to predict whether any of these or other proposals will ultimately be enacted.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be materially and adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
Except to the extent that we, in the future, request a ruling regarding the qualifying nature of our income, we have not and do not intend to request a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.
A unitholder’s share of our income is taxable for U.S. federal income tax purposes even if the unitholder does not receive any cash distributions from us.
Our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute. A unitholder’s allocable share of our taxable income is taxable to the unitholder, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of our taxable income, even if no cash distributions are received from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.
We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same common unit will be counted only once. Our sponsor directly and indirectly owns more than 50% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than one year of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our technical termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated may request special relief that, if granted, would permit the partnership to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and depletion deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.
We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations promulgated under the Internal Revenue Code, referred to as “Treasury Regulations.” A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could cause a substantial reduction in the value of our common units or result in audit adjustments to our unitholders’ tax returns.
We prorate our items of income, gain, loss and deduction, for U.S. federal income tax purposes, between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued requiring a change, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders. Counsel has not rendered an opinion to us with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, unitholders are likely to be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if they do not live in any of those jurisdictions. We will initially own assets and/or conduct business in the states of Arkansas, Iowa, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Texas and South Dakota. These states, other than Texas and South Dakota, currently impose a personal income tax on individuals. These states, other than South Dakota, also impose income taxes on corporations and other entities. Unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, state, local, and non-U.S. tax returns. Our counsel has not rendered an opinion on the state, local, or non-U.S. tax consequences of an investment in our common units.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The following table contains certain information regarding our principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	380	Own	Oil refinery and office buildings
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
Montgomery County, KS (Coffeyville Station)	20	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Cowley County, KS (Hooser Station)	80	Own	Crude oil storage
Cushing, OK	138	Own	Crude oil storage
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
As of December 31, 2013, we had crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside our Coffeyville refinery, 0.5 million barrels of crude oil storage capacity at Wynnewood, Oklahoma, 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma and lease an additional 3.3 million barrels of crude oil storage capacity located at Cushing. In addition to crude oil storage, we own approximately 4.5 million barrels of combined refinery related storage capacity.
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
Item 3.    Legal Proceedings
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 14 ("Commitments and Contingencies") to our Consolidated and Combined Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are listed on the NYSE under the symbol "CVRR" and commenced trading on January 17, 2013. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common units:

2013	High	Low
First Quarter	$35.98	$24.50
Second Quarter	34.99	26.44
Third Quarter	30.69	24.04
Fourth Quarter	26.39	20.80
Holders of Record
As of February 18, 2014, there were 7 holders of record of our common units. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Cash Distribution Policy
Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter and will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. Further, it is our intent, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs.
Because our policy will be to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low earnings, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in our refining margins. Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and the partnership agreement does not require us to make distributions at all.
The following is a summary of cash distributions paid to our unitholders during the year ended December 31, 2013 for the respective quarters to which the distributions relate:

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, expect per common unit amounts)
Amount paid to CVR Refining Holdings, LLC and affiliates	$195.9	$149.6	$33.2	$378.7
Amounts paid to non-affiliates	37.3	49.7	11.1	98.0
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)	The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).

On February 19, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were $3.68 per common unit.
Stock Performance Graph
The following graph sets forth the cumulative return on our common units between January 17, 2013 and December 31, 2013, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Alon USA Energy, Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The graph assumes an investment of $100 on January 17, 2013 based on the closing unit price in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of distributions where applicable. The closing market price for our common stock on December 31, 2013 was $22.62. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 17, 2013 AND DECEMBER 31, 2013
among CVR Refining, LP, Russell 2000 Index and a peer group
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Jan '13	Mar '13	Jun '13	Sep '13	Dec '13
CVR Refining, LP	100.00	138.52	125.71	109.43	100.62
Russell 2000 Index	100.00	106.87	109.78	120.60	130.69
Peer Group	100.00	120.45	98.16	88.07	125.78
Purchases of Equity Securities by the Issuer
We did not repurchase any of our common units during the fiscal quarter ended December 31, 2013.

Item 6.    Selected Financial Data
You should read the selected historical consolidated and combined financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and the related notes included elsewhere in this Report.
The selected consolidated and combined financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2013 and 2012 has been derived from our audited consolidated and combined financial statements included elsewhere in this Report. Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2013, and KPMG LLP, our predecessor accounting firm, audited our consolidated and combined financial statements for the years ended December 31, 2012 and 2011. The combined financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2010 and 2009 and the combined financial information presented below under the caption "Balance Sheet Data" at December 31, 2011 and 2010 is derived from our audited combined financial statements that are not included in this Report. The combined financial information presented below under the caption "Balance Sheet Data" at December 31, 2009 has been derived from our unaudited combined financial statements.

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions, except per unit data)
Statements of Operations Data:
Net sales	$8,683.5	$8,281.7	$4,752.8	$3,905.6	$2,936.5
Cost of product sold(2)	7,526.7	6,667.5	3,927.6	3,539.8	2,515.9
Direct operating expenses(2)	361.7	426.5	247.7	153.1	142.2
Selling, general and administrative expenses(2)	77.8	86.2	51.0	43.1	40.0
Depreciation and amortization	114.3	107.6	69.8	66.4	64.4
Operating income	603.0	993.9	456.7	103.2	174.0
Interest expense and other financing costs	(44.1)	(76.2)	(53.0)	(49.7)	(43.8)
Interest income	0.4	—	—	2.1	1.6
Gain (loss) on derivatives, net	57.1	(285.6)	78.1	(1.5)	(65.3)
Loss on extinguishment of debt	(26.1)	(37.5)	(2.1)	(16.6)	(2.1)
Other income, net	0.1	0.7	0.6	0.7	0.2
Income before income tax expense	590.4	595.3	480.3	38.2	64.6
Income tax expense	—	—	—	—	—
Net income	$590.4	$595.3	$480.3	$38.2	$64.6
Available cash for distribution(3)	$546.0
Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)	$512.6
Net income per common unit - basic(4)	$3.47
Net income per common unit - diluted(4)	$3.47

Weighted average common units outstanding:
Basic	147.6
Diluted	147.6

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$279.8	$153.1	$2.7	$2.3	$2.7
Working capital	656.9	382.7	384.7	138.7	173.7
Total assets	2,533.3	2,258.5	2,262.4	1,072.8	1,104.4
Total debt, including current portion	582.7	773.2	729.9	469.0	479.5
Total partners' capital/divisional equity	1,522.1	980.8	1,018.6	418.8	485.4
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	601.0	917.3	352.7	167.0	31.9
Investing activities	(204.4)	(119.8)	(655.9)	(21.1)	(33.6)
Financing activities(5)	(269.9)	(647.1)	303.6	(146.3)	3.8
Net cash flow	$126.7	$150.4	$0.4	$(0.4)	$2.1
Other Financial Data:
Capital expenditures for property, plant and equipment	$204.5	$120.2	$68.8	$21.2	$34.0

(1)	We acquired WEC on December 15, 2011 and its results of operations are included from the date of acquisition. This transaction impacts the comparability of Selected Financial Data.

(2)	Amounts are shown exclusive of depreciation and amortization.

(3)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. For the year ended December 31, 2013, available cash for distribution is calculated for the period beginning at the closing of our Initial Public Offering (January 23, 2013) through December 31, 2013.

(4)
We have omitted net income per unit for the years ended December 31, 2012 through 2009, because we operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the year ended December 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

(5)
Prior to December 31, 2012, CRLLC provided cash as necessary to support our operations and retained excess cash generated by our operations. Historical cash received, or paid by, CRLLC on our behalf has been recorded as net contributions from, or net distributions to, parent, respectively, as a component of divisional equity in our historical combined financial statements, and as a financing activity in our Consolidated and Combined Statements of Cash Flows. Net contributions from (distributions to) parent included in cash flows from financing activities were $(651.6) million, $110.6 million, $(116.3) million and $12.6 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" and contained elsewhere in this Report. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the price volatility of crude oil, other feedstocks and refined products, and variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	our ability in the future to obtain an adequate crude oil supply pursuant to supply agreements or at all;

•	our continued access to crude oil and other feedstock and refined products pipelines;

•	the level of competition from other petroleum refiners;

•	changes in our credit profile;

•	potential operating consequences from accidents, fire, severe weather, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime;

•	our continued ability to secure gasoline and diesel RINs, as well as environmental and other governmental permits necessary for the operation of our business;

•
costs of compliance with existing, or compliance with new, environmental laws and regulations, as well as the potential liabilities arising from, and capital expenditures required to, remediate current or future contamination;

•	the seasonal nature of our business;

•	our dependence on significant customers;

•	our potential inability to obtain or renew permits;

•	our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities;

•	our lack of asset diversification;

•	the potential loss of our transportation cost advantage over our competitors;

•	our ability to comply with employee safety laws and regulations;

•	potential disruptions in the global or U.S. capital and credit markets;

•	the success of our acquisition and expansion strategies;

•	our reliance on CVR Energy's senior management team;

•	the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

•	the potential shortage of skilled labor or loss of key personnel;

•	successfully defending against third-party claims of intellectual property infringement;

•	our indebtedness;

•	our potential inability to generate sufficient cash to service all of our indebtedness;

•	the limitations contained in our debt agreements that limit our flexibility in operating our business;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	our limited operating history as a stand-alone entity;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with the NYSE corporate governance requirements;

•	risks relating to our relationships with CVR Energy;

•	risks relating to the control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

•	limitations on duties owed by our general partner that are included in the partnership agreement; and

•	changes in our treatment as a partnership for U.S. income tax purposes.
All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.
Overview and Executive Summary
We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and, as of December 15, 2011, a medium complexity crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of owned pipeline) that transports crude oil to our Coffeyville refinery from our Broome Station tank farm located near Caney, Kansas and (4) over 6.0 million barrels of crude oil storage.

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
Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of December 31, 2013, approximately $23.4 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for 2013 was $2.57 per barrel compared to $2.26 per barrel in 2012 and $3.98 per barrel in 2011.
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
Our Underwritten Offering
On May 20, 2013, we completed an underwritten offering (the “Underwritten Offering”) by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of Icahn Enterprises, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, we sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions."

We utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters’ option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.
Subsequent to the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximating 71% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of our general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.
In May 2012, IEP acquired a majority of the common stock of CVR Energy through the Offer. As of December 31, 2013, IEP owned approximately 82% of CVR Energy’s outstanding common stock.
Major Influences on Results of Operations
Our earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in, first-out ("FIFO") accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which requires it to blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending.
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the years ended December 31, 2013, 2012 and 2011 was approximately $180.5 million, $21.0 million and $19.0 million, respectively. The future cost of RINs for our business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $75.0 million to $150.0 million for the year ending December 31, 2014.

If sufficient RINs are unavailable for purchase at times when we seek to purchase RINs, or if we have to pay a significantly higher price for RINs or if we are subject to penalties as a result of delays in its ability to timely deliver RINs to the EPA, our business, financial condition and results of operations could be materially adversely affected. Many petroleum refiners blend renewable fuel into their transportation fuels and do not have to pass on the costs of compliance through the purchase of RINs to their customers. Therefore, it may be significantly harder for us to pass on the costs of compliance with RFS to our customers.
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
Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refinery margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.
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
Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2013, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $9.0 million.
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
Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two-phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012, and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. We completed a turnaround at our Wynnewood refinery in December 2012. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.
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
Our Wynnewood refinery experienced an unplanned maintenance event upon turnover of the facility to CVR Energy. Operating deficiencies associated with the FCCU required a 27-day outage to repair damage to the unit at a cost of $1.7 million. The outage required cutting our crude rate during the fourth quarter of 2011.
During the third quarter of 2013, the FCCU at our Coffeyville refinery was offline for approximately 55 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at our Coffeyville refinery was significantly reduced during the third quarter of 2013. Additionally, we incurred approximately $21.1 million in costs to repair the FCCU for the year ended December 31, 2013. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated and Combined Statements of Operations.

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
Crude Oil Supply Agreement
In August 2012, CRRM and Vitol Inc. ("Vitol") entered into the Vitol Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term (the "Initial Term") commencing on August 31, 2012 and extending through December 31, 2014. Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.
Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Loss on extinguishment of debt (a)	$26.1	$37.5	$2.1
Expenses associated with the acquisition of Gary-Williams (b)	—	11.0	5.2
Share-based compensation (c)	11.6	18.5	8.9
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
Major scheduled turnaround expenses (d)	—	123.7	66.4
_______________________________________
(a) Represents (1) for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of the second lien senior secured notes (the "Second Lien Notes"); (2) for 2012, the write-off of previously deferred financing costs, unamortized premium/discount and premiums paid upon the extinguishment of the first lien senior secured notes (the "First Lien Notes" and together with the Second Lien Notes, the "Old Notes"), which contributed to $33.4 million of the loss on extinguishment of debt, and the write-off of a portion of previously deferred financing costs associated with the prior ABL credit facility, which was replaced with an Amended and Restated ABL Credit Facility and contributed $4.1 million of the loss on extinguishment of debt; and (3) for 2011, the write-off of a portion of previously deferred financing costs upon the replacement of the first priority credit facility with the ABL credit facility, which contributed to $1.9 million of the loss on extinguishment, and the write-off of previously deferred financing costs and unamortized original issue discount associated with the repurchase of $2.7 million of First Lien Notes, which contributed $0.2 million of the loss on extinguishment of debt.
(b) As a result of the acquisition of the Wynnewood refinery in December 2011, we incurred transaction fees and integration expenses during the years ended December 31, 2012 and 2011. We did not incur such expenses for the year ended December 31, 2013 as the operations were fully integrated.
(c) Represents impact of allocated expense associated with share-based compensation awards.
(d) Represents expense associated with major scheduled turnarounds at our Coffeyville refinery and our Wynnewood refinery.
Wynnewood Acquisition
On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital. The assets acquired include the 70,000 bpcd rated capacity refinery in Wynnewood and approximately 2.0 million barrels of storage tanks. The financial results of WEC have been included in our results of business since the date of the Wynnewood Acquisition.

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
The following is a summary of cash distributions paid to our unitholders during the year ended December 31, 2013 for the respective quarters to which the distributions relate:

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, expect per common unit amounts)
Amount paid to CVR Refining Holdings, LLC and affiliates	$195.9	$149.6	$33.2	$378.7
Amounts paid to non-affiliates	37.3	49.7	11.1	98.0
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)	The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).
On February 19, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were $3.68 per common unit.
Publicly Traded Partnership Expenses
Our general and administrative expenses have increased or will increase in part due to the costs of our operating as a publicly traded company, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, approximate $5.0 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. Our historical consolidated and combined financial statements for periods ended prior to January 23, 2013 do not reflect the impact of these expenses, which affects the comparability of our post-IPO results with our financial statements from periods prior to the completion of our IPO.

Results of Operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated and combined financial statements. The combined financial statements prior to CRLLC's contribution of the petroleum business to us on December 31, 2012 are based on the historical operations of the petroleum refining and related logistics business of CVR Energy, including the operations of both the Coffeyville and Wynnewood refineries. For the year ended December 31, 2011, the Wynnewood results are included from the post-acquisition period beginning December 16, 2011.
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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Financial Results
Net sales	$8,683.5	$8,281.7	$4,752.8
Cost of product sold(1)	7,526.7	6,667.5	3,927.6
Direct operating expenses(1)(2)(3)	361.7	302.8	181.3
Major scheduled turnaround expenses	—	123.7	66.4
Selling, general and administrative expense(1)(2)	77.8	86.2	51.0
Depreciation and amortization	114.3	107.6	69.8
Operating income	603.0	993.9	456.7
Interest expense and other financing costs	(44.1)	(76.2)	(53.0)
Interest income	0.4	—	—
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
Loss on extinguishment of debt	(26.1)	(37.5)	(2.1)
Other income, net	0.1	0.7	0.6
Income before income tax expense	590.4	595.3	480.3
Income tax expense	—	—	—
Net income	$590.4	$595.3	$480.3
Gross profit(4)	$680.8	$1,080.1	$507.7
Refining margin(5)	$1,156.8	$1,614.2	$825.2
Adjusted EBITDA(6)	$712.0	$1,176.2	$577.3
Available cash for distribution(7)	$546.0

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$279.8	$153.1	$2.7
Working capital	656.9	382.7	384.7
Total assets	2,533.3	2,258.5	2,262.4
Total debt, including current portion	582.7	773.2	729.9
Total partners' capital/ divisional equity	1,522.1	980.8	1,018.6

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flow Data
Net cash flow provided by (used in)
Operating activities	$601.0	$917.3	$352.7
Investing activities	(204.4)	(119.8)	(655.9)
Financing activities	(269.9)	(647.1)	303.6
Net cash flow	$126.7	$150.4	$0.4
Capital expenditures for property, plant and equipment	$204.5	$120.2	$68.8

	Year Ended December 31,
	2013	2012	2011
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(5)	$16.90	$26.04	$21.80
Gross profit(4)	$9.94	$17.42	$13.41
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)(1)(3)	$5.28	$6.88	$6.54
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold(1)(8)	$5.00	$6.38	$6.38
Barrels sold (barrels per day)(8)	198,142	182,701	106,397

	Year Ended December 31,
	2013		2012		2011
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	149,147	75.4	130,414	72.4	83,538	76.7
Medium	19,151	9.7	21,334	11.8	1,704	1.6
Heavy sour	19,270	9.8	17,608	9.8	18,460	16.9
Total crude oil throughput	187,568	94.9	169,356	94.0	103,702	95.2
All other feedstocks and blendstocks	10,121	5.1	10,791	6.0	5,231	4.8
Total throughput	197,689	100.0	180,147	100.0	108,933	100.0
Production:
Gasoline	94,561	47.7	89,787	49.9	48,486	44.3
Distillate	82,089	41.4	72,804	40.6	45,535	41.6
Other (excluding internally produced fuel)	21,617	10.9	17,262	9.5	15,385	14.1
Total refining production (excluding internally produced fuel)	198,267	100.0	179,853	100.0	109,406	100.0
Product price (dollars per gallon):
Gasoline	$2.72		$2.86		$2.82
Distillate	$3.02		$3.08		$3.03

	Year Ended December 31,
	2013	2012	2011
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$98.05	$94.15	$95.11
Crude Oil Differentials:
WTI less WTS (light/medium sour)	2.64	5.40	2.06
WTI less WCS (heavy sour)	24.58	22.53	16.54
NYMEX Crack Spreads:
Gasoline	21.44	28.55	23.54
Heating Oil	27.60	32.94	29.12
NYMEX 2-1-1 Crack Spread	24.52	30.75	26.33
PADD II Group 3 Product Basis:
Gasoline	(4.54)	(3.11)	(1.09)
Ultra-Low Sulfur Diesel	0.58	2.17	1.98
PADD II Group 3 Product Crack Spread:
Gasoline	16.90	25.45	22.44
Ultra-Low Sulfur Diesel	28.18	35.11	31.10
PADD II Group 3 2-1-1	22.54	30.28	26.77

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Depreciation and amortization excluded from cost of product sold	$4.8	$3.6	$2.4
Depreciation and amortization excluded from direct operating expenses	109.1	103.5	67.2
Depreciation and amortization excluded from selling, general and administrative expense	0.4	0.5	0.2
Total depreciation and amortization	$114.3	$107.6	$69.8

(2)
Our direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 include charges related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. See Note 5 ("Share-Based Compensation") to our consolidated and combined financial statements for further discussion of allocated share-based compensation expenses. The charges for allocated share-based compensation were:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Direct operating expenses	$1.7	$1.5	$1.1
Selling, general and administrative expenses	9.9	17.0	7.8
Total	$11.6	$18.5	$8.9

(3)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from our Consolidated and Combined Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(5)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Consolidated and Combined Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(6)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) expenses associated with the acquisition of Gary-Williams. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
	(unaudited)
Net income	$590.4	$595.3	$480.3
Add:
Interest expense and other financing costs, net of interest income	43.7	76.2	53.0
Income tax expense	—	—	—
Depreciation and amortization	114.3	107.6	69.8
EBITDA	748.4	779.1	603.1
Add:
FIFO impacts (favorable), unfavorable(a)	(21.3)	58.4	(25.6)
Share-based compensation, non-cash	9.5	18.5	8.9
Loss on disposition of assets	—	—	2.5
Loss on extinguishment of debt	26.1	37.5	2.1
Major scheduled turnaround expenses	—	123.7	66.4
(Gain) loss on derivatives, net	(57.1)	285.6	(78.1)
Current period settlements on derivative contracts(b)	6.4	(137.6)	(7.2)
Expenses associated with the acquisition of Gary-Williams	—	11.0	5.2
Adjusted EBITDA	$712.0	$1,176.2	$577.3

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

(7)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. For the year ended December 31, 2013, available cash for distribution is calculated for the period beginning at the closing of our Initial Public Offering (January 23, 2013) through December 31, 2013. Below is a table reconciling the available cash for distribution for the three months ended December 31, 2013:

Three Months Ended December 31, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$117.5
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.3)
Reserves for future turnarounds	(8.8)
Available cash for distribution	$67.4
Available cash for distribution, per unit	$0.45
Common units outstanding (in thousands)	147,600

(8)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$5,370.8	$5,692.4	$4,643.9
Cost of product sold (exclusive of depreciation and amortization)	4,648.6	4,566.0	3,823.5
Direct operating expenses (exclusive of depreciation and amortization)	219.4	189.1	177.1
Major scheduled turnaround expenses	—	21.2	66.4
Depreciation and amortization	70.8	69.6	66.0
Gross profit	$432.0	$846.5	$510.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	219.4	210.3	243.5
Depreciation and amortization	70.8	69.6	66.0
Refining margin	$722.2	$1,126.4	$820.4

	Year Ended December 31,
	2013	2012	2011
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$17.90	$26.81	$22.34
Gross profit	$10.71	$20.15	$13.91
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.44	$5.01	$6.63
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.00	$4.66	$6.45
Barrels sold (barrels per day)	120,166	123,418	103,430

	Year Ended December 31,
	2013		2012		2011
		%		%		%
Coffeyville Refining Throughput and Production Data (bpd)
Throughput:
Sweet	90,818	77.1	91,580	74.3	80,835	76.5
Medium	453	0.4	5,601	4.6	1,323	1.3
Heavy sour	19,270	16.3	17,608	14.3	18,460	17.5
Total crude oil throughput	110,541	93.8	114,789	93.2	100,618	95.3
All other feedstocks and blendstocks	7,253	6.2	8,412	6.8	4,921	4.7
Total throughput	117,794	100.0	123,201	100.0	105,539	100.0
Production:
Gasoline	56,262	46.8	61,998	49.6	46,707	44.0
Distillate	50,353	41.9	52,429	41.9	44,414	41.9
Other (excluding internally produced fuel)	13,499	11.3	10,629	8.5	15,000	14.1
Total refining production (excluding internally produced fuel)	120,114	100.0	125,056	100.0	106,121	100.0

	Year Ended December 31,
	2013	2012
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$3,308.4	$2,587.6
Cost of product sold (exclusive of depreciation and amortization)	2,877.5	2,101.4
Direct operating expenses (exclusive of depreciation and amortization)	142.4	113.7
Major scheduled turnaround expenses	—	102.5
Depreciation and amortization	38.6	34.5
Gross profit	$249.9	$235.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	142.4	216.2
Depreciation and amortization	38.6	34.5
Refining margin	$430.9	$486.2

	Year Ended December 31,
	2013	2012
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$15.33	$24.34
Gross profit	$8.89	$11.79
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.06	$10.83
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.00	$9.96
Barrels sold (barrels per day)	77,976	59,282

	Year Ended December 31,
	2013		2012
		%		%
Wynnewood Refining Throughput and Production Data (bpd)
Throughput:
Sweet	58,329	73.0	38,834	68.2
Medium	18,698	23.4	15,733	27.6
Heavy sour	—	—	—	—
Total crude oil throughput	77,027	96.4	54,567	95.8
All other feedstocks and blendstocks	2,868	3.6	2,379	4.2
Total throughput	79,895	100.0	56,946	100.0
Production:
Gasoline	38,299	49.0	27,789	50.6
Distillate	31,736	40.6	20,375	37.2
Other (excluding internally produced fuel)	8,118	10.4	6,633	12.2
Total refining production (excluding internally produced fuel)	78,153	100.0	54,797	100.0

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales.  Net sales were $8,683.5 million for the year ended December 31, 2013, compared to $8,281.7 million for the year ended December 31, 2012. The increase of $401.8 million was the result of higher overall sales volumes, which was partially offset by lower product prices. The higher sales volume is due to the downtime associated with completion of the second phase of our Coffeyville refinery's turnaround in the first quarter of 2012 and our Wynnewood refinery's turnaround in the fourth quarter of 2012, which decreased products available for sale in the prior year. Current year sales volumes were impacted by the downtime associated with the FCCU outage at our Coffeyville refinery during the third quarter of 2013. Our average sales price per gallon for the year ended December 31, 2013 for gasoline of $2.72 and distillate of $3.02 decreased by approximately 4.9% and 1.9%, respectively, as compared to the year ended December 31, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	37.8	$114.29	$4,330.0	35.6	$120.14	4,283.1	2.2	$46.9	$(221.8)	$268.7
Distillate	30.6	$126.79	$3,880.6	27.5	$129.51	3,563.9	3.1	$316.7	$(83.4)	$400.1

(1)	Barrels in millions

(2)	Sales dollars in million
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $7,526.7 million for the year ended December 31, 2013, compared to $6,667.5 million for the year ended December 31, 2012. The increase of $859.2 million was primarily the result of an increase in the cost of consumed crude oil and the cost of RINs. The increase in consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. Our average cost per barrel of crude oil consumed for the year ended December 31, 2013 was $95.05 compared to $91.69 for the year ended December 31, 2012, an increase of approximately 3.7%. Consumed crude volume increased by approximately 10.5% primarily due to the downtime associated with our Wynnewood refinery turnaround in the fourth quarter of the prior year. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2013 and 2012, we had a favorable FIFO inventory impact of $21.3 million compared to an unfavorable FIFO inventory impact of $58.4 million, respectively.
Refining margin per barrel of crude oil throughput decreased to $16.90 for the year ended December 31, 2013 from $26.04 for the year ended December 31, 2012. Refining margin adjusted for FIFO impact was $16.59 per barrel of crude oil throughput for the year ended December 31, 2013, as compared to $26.98 per crude oil throughput barrel for the year ended December 31, 2012. Gross profit per barrel decreased to $9.94 for the year ended December 31, 2013 as compared to gross profit per barrel of $17.42 in the equivalent period in 2012. The decrease in refining margin and gross profit per barrel is primarily due to a decrease in sales prices of gasoline and distillates and an increase in our per barrel cost of consumed crude oil. Consumed crude oil costs increased due primarily to a 4.1% increase in WTI for the year ended December 31, 2013 over the year ended December 31, 2012.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $361.7 million for the year ended December 31, 2013, compared to direct operating expenses and major scheduled turnaround expenses of $426.5 million for the year ended December 31, 2012. The decrease of $64.8 million was primarily the result of the decrease in expenses associated with major scheduled turnaround ($123.7 million). Our Coffeyville refinery completed the second phase of its planned turnaround in the first quarter of 2012 and our Wynnewood refinery completed its planned turnaround in the fourth quarter of 2012. The decrease was partially offset by an increase in general repairs and maintenance ($39.4 million), energy and utility costs ($13.4 million) and labor ($11.4 million). The increase in repairs and maintenance were primarily due to the FCCU outage and repair at our Coffeyville refinery during the third quarter of 2013. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2013 decreased to $5.28 per barrel as compared to $6.88 per barrel for the year ended December 31, 2012. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of lower overall expenses.
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $77.8 million for the year ended December 31, 2013 as compared to $86.2 million for the year ended December 31, 2012. The decrease of $8.4 million over the comparable period was primarily the result of a decrease in allocated share-based compensation expenses from CVR Energy, primarily related to the modification of CVR Energy's restricted shares to liability-classified restricted stock unit awards during the year ended December 31, 2012 and a decrease in integration costs related to the acquisition of the Wynnewood refinery, partially offset by increases in outside service costs and personnel expenses.
Operating Income.  Operating income was $603.0 million for the year ended December 31, 2013 as compared to operating income of $993.9 million for the year ended December 31, 2012. The decrease of $390.9 million was the result of a decrease in the refining margin ($457.4 million) and an increase in depreciation and amortization ($6.7 million), partially offset by decreases in direct operating expenses ($64.8 million) and selling, general and administrative expenses ($8.4 million).
Interest Expense.  Interest expense for the year ended December 31, 2013 was $44.1 million as compared to interest expense of $76.2 million for the year ended December 31, 2012. The decrease of $32.1 million resulted primarily from lower interest expense on the outstanding 2022 Notes for the year ended December 31, 2013 as compared to interest expense incurred during the year ended December 31, 2012 related to the First Lien Notes prior to their extinguishment in the fourth quarter of 2012, the Second Lien Notes and the 2022 Notes issued in October 2012.
Gain (Loss) on Derivatives, net.  For the year ended December 31, 2013, we recorded a $57.1 million net gain on derivatives compared to a $285.6 million net loss on derivatives for the year ended December 31, 2012. The change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.
Loss on Extinguishment of Debt.  For the year ended December 31, 2013, we incurred a $26.1 million loss on extinguishment of debt compared to $37.5 million for the year ended December 31, 2012. In 2013, the loss on the extinguishment of debt was the result of the extinguishment of the Second Lien Notes in the first quarter. In 2012, the loss on the extinguishment of debt was the result of the extinguishment of the First Lien Notes ($33.4 million) and the write-off of deferred financing costs ($4.1 million) associated with the amendment of the then-existing ABL credit facility, both of which occurred during the fourth quarter.
Net Income.  For the year ended December 31, 2013, net income was $590.4 million as compared to net income of $595.3 million for the year ended December 31, 2012, a decrease of $4.9 million.
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

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	35.6	$120.14	4,283.1	19.7	$118.38	$2,337.7	15.9	$1,945.4	$63.1	$1,882.3
Distillate	27.5	$129.51	3,563.9	16.6	$127.27	$2,115.3	10.9	$1,448.6	$61.5	$1,387.1

(1)	Barrels in millions

(2)	Sales dollars in million

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $6,667.5 million for the year ended December 31, 2012, compared to $3,927.6 million for the year ended December 31, 2011. The increase of $2,739.9 million was primarily the result of an increase in crude oil throughputs. The increase in crude oil throughputs is due to the inclusion of a full year of consumption at the Wynnewood refinery. Sales volume of refined fuels increased by approximately 75.9%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2012, the petroleum business had an unfavorable FIFO inventory impact of $58.4 million compared to a favorable FIFO inventory impact of $25.6 million for the year ended December 31, 2011.
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
Gain (Loss) on Derivatives, net.  For the year ended December 31, 2012, we recorded a $285.6 million net loss on derivatives compared to a $78.1 million net gain on derivatives for the year ended December 31, 2011. The change was primarily attributable to larger losses on our commodity swaps in 2012. We entered into several over-the-counter commodity swaps to fix the margin on a portion of our future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2012.
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
Liquidity and Capital Resources
Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below. Prior to December 31, 2012, CRLLC historically used a centralized approach to cash management and provided cash as needed to support our operations and retained excess cash earned by our operations. As a result, amounts owed to or from CRLLC in our historical combined financial statements have been reflected as a component of divisional equity prior to CRLLC's contribution of the petroleum business to us on December 31, 2012. Beginning January 1, 2013, we operate with an independent capital structure.
We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $150.0 million intercompany credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Please read "— Capital Spending" for a further discussion of the impact on liquidity.
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
Cash Balance and Other Liquidity
As of December 31, 2013, we had cash and cash equivalents of $279.8 million. Working capital at December 31, 2013 was $656.9 million, consisting of $1,082.6 million in current assets and $425.7 million in current liabilities. Working capital at December 31, 2012 was $382.7 million, consisting of $885.4 million in current assets and $502.7 million in current liabilities.
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

As of February 18, 2014, we had $372.9 million available under the Amended and Restated ABL Credit Facility and $118.5 million available under the intercompany credit facility. Additionally, as of February 18, 2014, we had cash and cash equivalents of approximately $503.6 million.
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
Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Consolidated and Combined Statements of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and the write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of the unamortized original issuance premium of $6.3 million.
The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2013, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.
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
On September 17, 2013, Refining LLC and Coffeyville Finance consummated a registered exchange offer, whereby all $500.0 million of the outstanding 2022 Notes were exchanged for an equal principal amount of notes with identical terms that were registered under the Securities Act of 1933. The exchange offer fulfilled our obligations contained in the registration rights agreement entered into in connection with the issuance of the 2022 Notes. We incurred approximately $0.4 million of debt registration costs related to the registration and exchange offering during the year ended December 31, 2013, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.
The 2022 Notes bear interest at a rate of 6.5% per annum and mature on November 1, 2022, unless earlier redeemed or repurchased. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.
We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2019; and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest.
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
The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of December 31, 2013.
Amended and Restated Asset Backed (ABL) Credit Facility.  On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC's prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC's position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the Initial Public Offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
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
The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of December 31, 2013.
In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of December 31, 2013, we had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.
Old Notes.  On April 6, 2010, CRLLC and Coffeyville Finance completed the private offering of $275.0 million aggregate principal amount of First Lien Notes and $225.0 million aggregate principal amount of Second Lien Notes. The 2010 First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, the issuers made a voluntary unscheduled principal payment of $27.5 million on the First Lien Notes. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount. On December 15, 2011, the issuers issued an additional $200.0 million aggregate principal amount of First Lien Notes to partially fund the Wynnewood Acquisition. The additional First Lien Notes were issued at 105% of their principal amount. As the Old Notes were incurred for the benefit of our operations, all debt and associated costs have been allocated to us. On October 23, 2012, we repurchased approximately $323.0 million of the First Lien Notes pursuant to a tender offer and on November 23, 2012, we redeemed the remaining $124.1 million of outstanding First Lien Notes. On January 23, 2013, we used a portion of the proceeds from the Initial Public Offering to satisfy and discharge the indenture governing the Second Lien Notes and all have been redeemed.
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

The following table summarizes our total actual capital expenditures for 2013 and current estimated capital expenditures in 2014 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2013 Actual	2014 Estimate
	(in millions)
Coffeyville refinery:
Maintenance	$52.6	$115.9
Growth	3.6	26.3
Coffeyville refinery total capital	56.2	142.2
Wynnewood refinery
Maintenance	105.3	108.7
Growth	24.9	70.4
Wynnewood refinery total capital	130.2	179.1
Other Petroleum:
Maintenance	11.7	15.5
Growth	6.4	6.4
Other petroleum total capital	18.1	21.9
Total capital spending	$204.5	$343.2

During the first quarter of 2012, the Coffeyville refinery completed the second phase of a two-phase turnaround. The first phase was completed during the fourth quarter of 2011. We incurred costs of approximately $21.2 million and $66.4 million for the years ended December 31, 2012 and 2011, respectively, associated with the 2011/2012 turnaround. The Wynnewood refinery completed a turnaround in the fourth quarter of 2012. We incurred costs of approximately $102.5 million for the year ended December 31, 2012 associated with the Wynnewood turnaround.
Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries.
Cash Flows
The following table sets forth our combined cash flows for the periods indicated below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$601.0	$917.3	$352.7
Investing activities	(204.4)	(119.8)	(655.9)
Financing activities	(269.9)	(647.1)	303.6
Net increase (decrease) in cash and cash equivalents	$126.7	$150.4	$0.4
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2013 were approximately $601.0 million. The positive cash flow from operating activities generated over this period was primarily driven by $590.4 million of net income. Trade working capital for the year ended December 31, 2013 resulted in a net cash outflow of $42.4 million, which was primarily attributable to an increase in accounts receivable of $29.3 million and a decrease in accounts payable of $18.9 million. Other working capital activities resulted in net cash outflow of $48.8 million which was primarily related to an increase in prepaid expenses and other current assets ($49.1 million).
Net cash flows provided by operating activities for the year ended December 31, 2012 were approximately $917.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $595.3 million of net income. This positive net income was primarily due to the operating margins for the period, which resulted in $993.9 million of operating income. Trade working capital for the year ended December 31, 2012 resulted in a cash outflow of $17.8 million which was attributable to the decrease in accounts payable ($101.3 million) and an increase in accounts receivable ($30.4 million), which was partially offset by a decrease in inventories of $113.9 million. Other working capital activities resulted in net cash inflow of $19.9 million primarily related to a decrease in prepaid expenses and other current assets ($14.7 million) and an increase in other current liabilities ($4.4 million).
Net cash flows provided by operating activities for the year ended December 31, 2011 were approximately $352.7 million. The positive cash flow from operating activities generated over this period was largely driven by operating income of $456.7 million, offset by unfavorable changes in trade working capital and other working capital. Trade working capital for the year ended December 31, 2011 resulted in a net cash outflow of approximately $106.0 million attributable to an increase in inventory of $172.0 million, offset by a decrease in accounts receivable of $58.9 million and an increase in accounts payable of $7.1 million. Other working capital activities resulted in a net cash outflow of approximately $23.4 million. This outflow was primarily driven by an increase in prepaid expenses and other current assets of $14.1 million and a decrease in other current liabilities of $6.9 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities for the year ended December 31, 2013 was $204.4 million compared to $119.8 million for the year ended December 31, 2012. The increase in cash used in investing activities was the result of a $84.3 million increase in capital expenditures for the year ended December 31, 2013 compared to the year ended December 31, 2012, largely resulting from incremental spending at the Wynnewood refinery.
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
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities for the year ended December 31, 2013 was approximately $269.9 million compared to $647.1 million for the year ended December 31, 2012. Prior to December 31, 2012, CRLLC provided cash as necessary to support our operations and retained excess cash earned by our operations. Cash received or paid by CRLLC on our behalf has been recorded as net contributions from or net distributions to parent as a component of divisional equity which are reflected as a financing activity in the Consolidated and Combined Statements of Cash Flows.
The net cash used in financing activities for the year ended December 31, 2013 was primarily attributable to payments to extinguish the Second Lien Notes of $243.4 million, distributions to affiliates of $235.1 million and distributions to our common unitholders of $476.7 million (including $378.7 million to affiliates), partially offset by proceeds from the initial public offering of $655.7 million.
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
For the year ended December 31, 2013, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of December 31, 2013, there were no short-term borrowings outstanding under the Amended and Restated

ABL Credit Facility. As of December 31, 2013, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.
Contractual Obligations
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2013 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2013 and thereafter. As of December 31, 2013, there were no amounts outstanding under the Amended and Restated ABL Credit Facility. As of December 31, 2013, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$531.5	$—	$—	$—	$—	$—	$531.5
Operating leases(2)	5.7	2.5	1.5	1.0	0.3	0.1	0.3
Capital lease obligations(3)	51.2	1.3	1.4	1.6	1.8	2.1	43.0
Unconditional purchase obligations(4)	1,381.1	110.8	104.9	97.8	96.5	96.6	874.5
Environmental liabilities(5)	1.8	0.3	0.2	0.1	0.1	0.1	1.0
Interest payments(6)	349.0	38.6	38.5	38.3	38.1	38.0	157.5
Total	$2,320.3	$153.5	$146.5	$138.8	$136.8	$136.9	$1,607.8
Other Commercial Commitments
Standby letters of credit(7)	$27.1	$—	$—	$—	$—	$—	$—

(1)	Consists of the 2022 Notes and borrowings outstanding on the intercompany credit facility on December 31, 2013.

(2)	We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for equipment, and storage and terminal equipment associated with the Wynnewood Acquisition.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments related to our biofuels blending obligation and (c) approximately $973.0 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas. We also are required to make payments with respect to other environmental liabilities, which are not contractual obligations but which would be necessary for our continued operations. See "Business — Environmental Matters."

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligation as of December 31, 2013.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil and a $0.6 million letter of credit issued to guarantee a portion of our insurance policy.

Our ability to make payments on and to refinance our indebtedness, to fund budgeted capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets. This, to a certain extent, is subject to refining spreads and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Amended and Restated ABL Credit Facility or the intercompany credit facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need or seek to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may from time to time seek to issue debt or equity securities in the public or private capital markets, but there can be no assurance that we will be able to do so at prices that we deem reasonable or at all.
Off-Balance Sheet Arrangements
We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Company adopted these standards as of January 1, 2013. The adoption of these standards expanded our consolidated and combined financial statement footnote disclosures.
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
Allocation of Costs
Prior to the contribution of Refining LLC to us and entering into the services agreement with CVR Energy on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to our ownership of the refining and related logistics assets of CRLLC. Accordingly, the consolidated and combined financial statements included elsewhere in this Report have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2 ("Basis of Presentation") to our audited consolidated and combined financial statements. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy has allocated general and administrative expenses to us based on allocation methodologies that management considers reasonable and result in an allocation of the cost of doing business borne by CVR Energy and CRLLC on our behalf; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.
Our Consolidated and Combined Statements of Operations for the years ended December 31, 2012 and 2011 reflect all of the expenses that CRLLC and CVR Energy incurred on our behalf. For the year ended December 31, 2013, amounts incurred by CVR Energy and its affiliates on our behalf have been governed and billed in accordance with the services agreement entered into between us and CVR Energy on December 31, 2012. See Note 17 ("Related Party Transactions") to our audited consolidated and combined financial statements for further discussion of expenses incurred under the services agreement. Our consolidated and combined financial statements therefore include certain expenses incurred by our parent which may include, but are not necessarily limited to, the following:

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
Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining based upon percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. Allocations related to share-based compensation are more fully described in Note 5 ("Share-Based Compensation"). If shared costs rise or the method by which shared costs are allocated changes, additional selling general and administrative expenses could be allocated to us, which could be material.
Derivative Instruments and Fair Value of Financial Instruments
We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. We recorded net gains (losses) from derivative instruments of $57.1 million, $(285.6) million and $78.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Share-Based Compensation
We have been allocated share-based compensation expense from CVR Energy, CRLLC and CALLC III. CVR Energy accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Total share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $11.6 million, $18.5 million and $8.9 million, respectively.
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
We use a crude oil purchasing intermediary, Vitol, to purchase the majority of our non-gathered crude oil inventory for the refineries, which allows us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point, reducing our risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, we seek to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in our annual operating plan. Accordingly, we use commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to our hedging activities, we may enter into, or have entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to a change in anticipated operations and market conditions.
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
From time to time, we also hold various NYMEX positions through a third party clearing house. On December 31, 2013, we had the following open commodity derivative contracts whose unrealized gains and losses were included in gain (loss) on derivatives, net in the Consolidated and Combined Statements of Operations. At December 31, 2013, we were short one WTI crude oil contract. At December 31, 2013, our account balance maintained at the third party clearing house totaled approximately $3.4 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2013 resulted in gain (loss) on derivatives, net of approximately $(2.9) million.
In addition, we enter into commodity contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated and Combined Statements of Operations. At December 31, 2013 we had over-the-counter commodity swaps consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production from our two refineries. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of $16.1 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of $23.3 million.
Foreign Currency Exchange
Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data
CVR REFINING, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR Refining GP, LLC
The Unitholders of CVR Refining, LP
The General Partner of CVR Refining, LP
We have audited the accompanying consolidated balance sheet of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2013, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Refining, LP and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.
/s/ GRANT THRONTON LLP
Houston, Texas
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR Refining GP, LLC
and
The Unitholders of CVR Refining, LP
and
The General Partner of CVR Refining, LP:
We have audited the accompanying consolidated balance sheet of CVR Refining, LP and subsidiaries (the Partnership) as of December 31, 2012, and the related combined statements of operations, changes in partners' capital/divisional equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated and combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of CVR Refining, LP and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
March 14, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR Refining GP, LLC
The Unitholders of CVR Refining, LP
The General Partner of CVR Refining, LP
We have audited the internal control over financial reporting of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 26, 2014

CVR REFINING, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$279.8	$153.1
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.9, including $0.6 due from affiliates at December 31, 2013 and 2012, respectively	234.9	204.5
Inventories	493.7	499.5
Prepaid expenses and other current assets, including $1.5 and $0.9 due from affiliates at December 31, 2013 and 2012, respectively	74.2	27.0
Insurance receivable	—	1.3
Total current assets	1,082.6	885.4
Property, plant, and equipment, net of accumulated depreciation	1,430.2	1,351.6
Deferred financing costs, net	10.0	14.4
Other long-term assets, including $0.1 and $0.4 due from affiliates at December 31, 2013 and 2012, respectively	10.5	7.1
Total assets	$2,533.3	$2,258.5
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.1
Accounts payable, including $17.7 and $0.4 due to affiliates at December 31, 2013 and 2012, respectively	341.0	364.7
Personnel accruals	13.0	14.0
Accrued taxes other than income taxes	30.0	29.5
Accrued expenses and other current liabilities, including $0.2 due to affiliates at December 31, 2013 and 2012, respectively	40.4	93.4
Total current liabilities	425.7	502.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at December 31, 2013	581.4	772.1
Accrued environmental liabilities, net of current portion	1.2	1.6
Other long-term liabilities, including $1.1 and $1.3 due to affiliates at December 31, 2013 and 2012, respectively	2.9	1.3
Total long-term liabilities	585.5	775.0
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at December 31, 2013	1,522.1	—
General partner’s interest	—	—
Limited partner interest	—	980.8
Total partners’ capital	1,522.1	980.8
Total liabilities and partners' capital	$2,533.3	$2,258.5
See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per unit data)
Net sales	$8,683.5	$8,281.7	$4,752.8
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	7,526.7	6,667.5	3,927.6
Direct operating expenses (exclusive of depreciation and amortization)	361.7	426.5	247.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77.8	86.2	51.0
Depreciation and amortization	114.3	107.6	69.8
Total operating costs and expenses	8,080.5	7,287.8	4,296.1
Operating income	603.0	993.9	456.7
Other income (expense):
Interest expense and other financing costs	(44.1)	(76.2)	(53.0)
Interest income	0.4	—	—
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
Loss on extinguishment of debt	(26.1)	(37.5)	(2.1)
Other income, net	0.1	0.7	0.6
Total other income (expense)	(12.6)	(398.6)	23.6
Income before income tax expense	590.4	595.3	480.3
Income tax expense	—	—	—
Net income	$590.4	$595.3	$480.3

Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)	$512.6
Net income per common unit - basic(1)	$3.47
Net income per common unit - diluted(1)	$3.47

Weighted average common units outstanding:
Basic	147.6
Diluted	147.6

(1) Represents net income per common unit since closing the Partnership’s initial public offering on January 23, 2013. See Note 11 to the consolidated and combined financial statements.

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/DIVISIONAL EQUITY

	Common Units Issued	Divisional Equity	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital/Divisional Equity
	(in millions, except unit data)
Balance at December 31, 2010	—	$418.8	$—	$—	$—	$418.8
Share-based compensation	—	8.9	—	—	—	8.9
Contributions from parent, net	—	110.6	—	—	—	110.6
Net income	—	480.3	—	—	—	480.3
Balance at December 31, 2011	—	1,018.6	—	—	—	1,018.6
Share-based compensation	—	18.5	—	—	—	18.5
Distribution to parent, net	—	(651.6)	—	—	—	(651.6)
Net income	—	595.3	—	—	—	595.3
CRLLC contribution to CVR Refining, LP for limited partner interest	—	(980.8)	980.8	—	—	—
Balance at December 31, 2012	—	—	980.8	—	—	980.8
Net income attributable to period from January 1, 2013 through January 22, 2013	—	—	77.8	—	—	77.8
Share-based compensation – affiliates attributable to the period from January 1, 2013 through January 22, 2013	—	—	0.8	—	—	0.8
Distributions to affiliates, net	—	—	(150.0)	—	—	(150.0)
Conversion of limited partner interest to common units and general partner interest	147,600,000	—	(909.4)	909.4	—	—
January issuance of common units to public, net of offering costs	—	—	—	653.6	—	653.6
Distributions to affiliates, net	—	—	—	(85.1)	—	(85.1)
May issuance of additional common units to public, net of offering costs	13,209,236	—	—	393.6	—	393.6
May redemption of common units from CVR Refining Holdings, LLC	(13,209,236)	—	—	(394.0)	—	(394.0)
Share-based compensation - Affiliates	—	—	—	8.7	—	8.7
Cash distributions to common unitholders - Affiliates	—	—	—	(378.7)	—	(378.7)
Cash distributions to common unitholders - Non-affiliates	—	—	—	(98.0)	—	(98.0)
Net income attributable to the period from January 23, 2013 through December 31, 2013	—	—	—	512.6	—	512.6
Balance at December 31, 2013	147,600,000	$—	$—	$1,522.1	$—	$1,522.1

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$590.4	$595.3	$480.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.3	107.6	69.8
Allowance for doubtful accounts	(1.1)	0.7	0.5
Amortization of deferred financing costs	1.9	6.4	3.9
Amortization of original issue discount	—	0.5	0.5
Amortization of original issue premium	—	(2.8)	(0.1)
Loss on disposition of assets	0.1	1.2	2.7
Loss on extinguishment of debt	26.1	37.5	2.1
Share-based compensation - affiliates	11.6	18.5	8.9
(Gain) loss on derivatives, net	(57.1)	285.6	(78.1)
Current period settlements on derivative contracts	6.4	(137.6)	(7.2)
Changes in assets and liabilities:
Accounts receivable	(29.3)	(30.4)	58.9
Inventories	5.8	113.9	(172.0)
Prepaid expenses and other current assets	(49.1)	14.7	(14.1)
Insurance receivable	—	—	(2.4)
Insurance proceeds on Coffeyville Refinery incident	1.3	0.7	—
Other long-term assets	0.2	2.2	(1.3)
Accounts payable	(18.9)	(101.3)	7.1
Accrued expenses and other current liabilities	(1.0)	4.4	(6.9)
Accrued environmental liabilities	(0.4)	0.1	(1.1)
Other long-term liabilities	(0.2)	0.1	1.2
Net cash provided by operating activities	601.0	917.3	352.7
Cash flows from investing activities:
Capital expenditures	(204.5)	(120.2)	(68.8)
Proceeds from sale of assets	0.1	0.4	—
Acquisition of Gary-Williams	—	—	(587.1)
Net cash used in investing activities	(204.4)	(119.8)	(655.9)
Cash flows from financing activities:
Proceeds, gross of original issue premium on issuance of senior notes	—	—	206.0
Proceeds, gross on issuance of CVR Refining's senior notes	—	500.0	—
Principal payments on senior secured notes	(243.4)	(478.7)	(2.7)
Payment of capital lease obligations	(1.1)	(0.9)	—
Payment of deferred financing costs	(0.4)	(12.8)	(10.3)
Revolving debt borrowings - affiliates	31.5	—	—
Proceeds from January issuance of common units, net of offering costs	655.7	—	—
Proceeds from May issuance of common units, net of offering costs	393.6	—	—
Redemption of common units from CVR Refining Holdings, LLC	(394.0)	—	—
Deferred costs associated with the initial public offering	—	(3.1)	—
Net contributions from (distributions to) parent	—	(651.6)	110.6
Distributions to affiliates	(235.1)	—	—
Distributions to common unitholders - affiliates	(378.7)	—	—
Distributions to common unitholders - non-affiliates	(98.0)	—	—
Net cash provided by (used in) financing activities	(269.9)	(647.1)	303.6
Net increase in cash and cash equivalents	126.7	150.4	0.4
Cash and cash equivalents, beginning of period	153.1	2.7	2.3
Cash and cash equivalents, end of period	$279.8	$153.1	$2.7

Supplemental disclosures
Cash paid for interest net of capitalized interest of $3.2, $3.0 and $1.1 for the years ended December 31, 2013, 2012 and 2011, respectively	$49.4	$75.2	$43.8
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$30.4	$37.4	$19.9
Change in accounts payable related to construction in process additions	$(7.0)	$17.5	$15.3
Reduction of proceeds for underwriting discount and financing costs	$—	$7.5	$4.0

See accompanying notes to consolidated and combined financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1) Formation of the Partnership, Organization and Nature of Business
CVR Refining, LP and subsidiaries (referred to as “CVR Refining” or the “Partnership”) is an independent petroleum refiner and marketer of high value transportation fuels. As of December 31, 2013, Coffeyville Resources, LLC (referred to as “CRLLC”) a wholly-owned subsidiary of CVR Energy, Inc. (referred to as “CVR Energy”), owns 100% of our general partner interest and approximately 71% of our limited partner interests. As of December 31, 2013, IEP (defined below) owns approximately 82% of CVR Energy.
In preparation for the initial public offering (the "Initial Public Offering") of CVR Refining, on December 31, 2012, CRLLC contributed all of its interests in the operating subsidiaries which constitute its petroleum refining and related logistics business, as well as Coffeyville Finance Inc. ("Coffeyville Finance"), a finance subsidiary formed to serve as a co-issuer of debt securities, to a newly-formed subsidiary, CVR Refining, LLC ("Refining LLC"). The operating subsidiaries that were contributed to Refining LLC include the following entities: Wynnewood Energy Company, LLC ("WEC"); Wynnewood Refining Company, LLC ("WRC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM"); Coffeyville Resources Crude Transportation, LLC ("CRCT"); Coffeyville Resources Terminal, LLC ("CRT"); and Coffeyville Resources Pipeline, LLC ("CRP"). The entities that were contributed by CRLLC to Refining LLC in connection with the Initial Public Offering are referred to herein as the "Refining Subsidiaries." CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, contributed its 100% membership interest in Refining LLC to the Partnership on December 31, 2012. In connection with the closing of the Initial Public Offering, CVR Refining Holdings and its subsidiary were issued a designated number of common units of the Partnership, which equated to an approximately 81% limited partner interest. CRLLC retained its other assets, including its ownership interests in CVR Partners, LP ("CVR Partners"), a NYSE traded manufacturer of nitrogen fertilizer, and its general partner.
The contribution of entities as discussed above by CRLLC to Refining LLC was not considered a business combination accounted for under the purchase method as it was a transfer of assets under common control and, accordingly, balances were transferred at their historical cost. The combined financial statements for the periods prior to the contribution on December 31, 2012 have been prepared using the Refining Subsidiaries' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities.
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
The net proceeds to CVR Refining of the Initial Public Offering were approximately $653.6 million after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

•	approximately $253.0 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

•	approximately $85.1 million was distributed to CRLLC;

•	approximately $160.0 million will be used to fund certain maintenance and environmental capital expenditures through 2014; and

•	the balance of the proceeds of approximately $101.5 million have been allocated to be utilized for general corporate purposes.
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
Subsequent to the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximating 71% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.
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
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent payment right for each share of CVR Energy common stock (the "CCP"), which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or prior to August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2013, IEP owned approximately 82% of the shares of CVR Energy.
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
Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to CVR Refining, so that the financial statements reflect substantially all costs of doing business. Accounts and balances related to the refining and related logistics operations were based on a combination of specific identification and allocations. CVR Energy and CRLLC allocated various corporate overhead expenses based on a percentage of total refining and related logistics payroll to the total payrolls of their segments (i.e. the petroleum and fertilizer segments are comprised of CVR Refining and CVR Partners, respectively). These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity during the years ended December 31, 2012 and 2011. All intercompany accounts and transactions have been eliminated. The allocations and related estimates and assumptions are described more fully in Note 3 ("Summary of Significant Accounting Policies") and Note 17 ("Related Party Transactions").
CRLLC also used a centralized approach to cash management and the financing of its operations until the contribution of its petroleum refining and related logistics business to CVR Refining on December 31, 2012. As a result, amounts owed to or from CRLLC prior to December 31, 2012 are reflected as a component of divisional equity on the accompanying Consolidated and Combined Statements of Changes in Partners' Capital/Divisional Equity.
Beginning in 2013, the consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement originally entered into on December 31, 2012. See Note 17 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.
The Partnership has omitted net income per unit for the years ended December 31, 2012 and 2011, because the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the year ended December 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.
(3) Summary of Significant Accounting Policies
Cash and Cash Equivalents
CRLLC historically provided cash as needed to support the operations of the refining and related logistics assets and retained excess cash earned by the Partnership. The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Cash received or paid by CRLLC on behalf of CVR Refining prior to December 31, 2012 is reflected as net contributions from or net distributions to parent on the accompanying Consolidated and Combined Statements of Changes in Partners' Capital/Divisional Equity. Effective December 31, 2012, the Partnership began operating with an independent capital structure.
Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated and Combined Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2013 and 2012 was $11.7 million and $14.9 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable, net
CVR Refining grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Refining determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Refining, and the condition of the general economy and the industry as a whole. CVR Refining writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated and Combined Statements of Cash Flows. At December 31, 2013 and 2012, one customer individually represented greater than 10% of the total accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2013 and 2012 was approximately 13% and 10%, respectively, of the accounts receivable balance.
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
Leasehold improvements are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated and Combined Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs, Underwriting and Original Issue Discount
Deferred financing costs associated with debt issuances are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Additionally, the underwriting and original issue discount and premium related to debt issuances have been amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to the Amended and Restated ABL Credit Facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of the facility.
Planned Major Maintenance Costs
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for the refineries varies by unit, but generally is every four to five years.
The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. Costs of approximately $21.2 million and $66.4 million associated with the Coffeyville refinery's 2011/2012 turnaround were included in direct operating expenses (exclusive of depreciation and amortization) for the years ended December 31, 2012 and 2011, respectively. The Wynnewood refinery completed a turnaround in the fourth quarter of 2012. Costs of approximately $102.5 million were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012.
Cost Classifications
Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, renewable identification numbers ("RINs") and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $4.8 million, $3.6 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation for CVR Energy and Coffeyville Acquisition III LLC ("CALLC III"), as discussed in Note 5 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $109.1 million, $103.5 million and $67.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated share-based compensation expense from CVR Energy and CALLC III as discussed in Note 5 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.4 million, $0.5 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
CVR Refining is treated as a partnership for U.S. federal income tax purposes. The income tax liability of the common unitholders is not reflected in the consolidated and combined financial statements of the Partnership. Generally, each common unitholder is required to take into account its respective share of CVR Refining's income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the State of Texas.
Segment Reporting
The Partnership accounts for segment reporting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic ASC 280, Segment Reporting, which established standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Refining only operates one segment and all of its operations are located in the United States.
Impairment of Long-Lived Assets
CVR Refining accounts for long-lived assets in accordance with accounting standards issued by the FASB regarding the treatment of the impairment or disposal of long-lived assets. As required by this standard, CVR Refining reviews long-lived assets (excluding intangible assets with indefinite lives) for impairment whenever events or changes in circumstances indicate

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.
Divisional Equity
Partners' capital is referred to as divisional equity during the periods covered by the consolidated and combined financial statements prior to the contribution of the Refining Subsidiaries to the Partnership. Upon CRLLC's contribution of the Refining Subsidiaries to the Partnership on December 31, 2012, divisional equity became partners' capital.
Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has assumed the risk of loss, and payment has been received or collection is reasonably assured. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Nonmonetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in operating expenses on the Consolidated and Combined Statements of Operations.
The Partnership also engages in trading activities, whereby the Partnership enters into agreements to purchase and sell refined products with third parties. The Partnership acts as a principal in these transactions, taking title to the products in purchases from counterparties, and accepting the risks and rewards of ownership. The Partnership records revenue for the gross amount of the sales transactions, and records costs of purchases as an operating expense in the accompanying consolidated and combined financial statements.
Shipping Costs
Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).
Derivative Instruments and Fair Value of Financial Instruments
The Partnership uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. See Note 16 ("Derivative Financial Instruments") for further discussion.
Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 9 ("Long-Term Debt") for further discussion of the fair value of the debt instruments.
Share-Based Compensation
The Partnership has been allocated share-based compensation expense from CVR Energy, CRLLC and CALLC III. CVR Energy accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.

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
Related Party Transactions
CVR Energy and its subsidiaries provide a variety of services to CVR Refining, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated and combined financial statements include costs that have been incurred by CVR Energy and CRLLC on behalf of CVR Refining. These amounts incurred by CVR Energy are then billed or allocated to CVR Refining and are properly classified on the Consolidated and Combined Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). For the year ended December 31, 2013, amounts incurred by CVR Energy and its affiliates on behalf of Partnership have been governed and billed in accordance with the services agreement entered into between the Partnership and CVR Energy on December 31, 2012. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs which are specifically incurred on behalf of CVR Refining, are billed directly to CVR Refining. See Note 17 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges.
Allocation of Costs
Prior to the contribution of Refining LLC to the Partnership and entering into the services agreement with CVR Energy on December 31, 2012, certain expenses incurred by CVR Energy and its affiliates were only indirectly attributable to its ownership of the refining and related logistics assets of CRLLC. Accordingly, the accompanying financial statements have been prepared in accordance with SAB Topic 1-B, as more fully explained in Note 2 ("Basis of Presentation"). These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting and legal services, and other general and administrative expenses. CVR Energy and CRLLC have allocated general and administrative expenses to CVR Refining based on allocation methodologies that management considers reasonable and result in an allocation of the cost of doing business borne by CVR Energy and CRLLC on behalf of CVR Refining. These allocations may not be indicative of the cost of future operations.
CVR Refining's Consolidated and Combined Statements of Operations for the years ended December 31, 2012 and 2011 reflect all of the expenses that CRLLC and CVR Energy incurred on CVR Refining's behalf. For the year ended December 31, 2013, amounts incurred by CVR Energy and its affiliates on our behalf have been governed and billed in accordance with the services agreement as discussed above. CVR Refining's financial statements therefore include certain expenses incurred by CVR Energy and CRLLC which may include, but are not necessarily limited to, the following:

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
Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to CVR Refining as governed by percentages determined by management to be reasonable and in line with the nature of an individual's roles and responsibilities. Allocations related to share-based compensation are more fully described in Note 5 ("Share-Based Compensation").
The table below reflects cost allocations, either allocated or billed, for the years ended December 31, 2012 and 2011 reflected in the Consolidated and Combined Statements of Operations.

	Year Ended December 31,
	2012	2011
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$13.3	$9.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65.5	39.7
	$78.8	$48.8
Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated and combined financial statements or require disclosure in the notes to the consolidated and combined financial statements through the date of issuance of the consolidated and combined financial statements. See Note 20 ("Subsequent Events") for further discussion.
New Accounting Pronouncements
In December 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Partnership adopted these standards as of January 1, 2013. The adoption of these standards expanded the Partnership's consolidated financial statement footnote disclosures.
(4) Wynnewood Acquisition
On December 15, 2011, CVR Refining, through CRLLC, completed the acquisition of all the issued and outstanding shares of the Gary-Williams Energy Corporation (subsequently converted to WEC), including its two wholly-owned subsidiaries (the "Wynnewood Acquisition"), for a purchase price of $593.4 million from The Gary-Williams Company, Inc. (the "Seller"). This consisted of $525.0 million, in cash, plus approximately $66.6 million for working capital and approximately $1.8 million for a capital expenditure adjustment. The Wynnewood Acquisition was partially funded by proceeds received from the issuance of additional First Lien Notes. See Note 9 ("Long-Term Debt") for further discussion of the issuance. The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, CVR Refining's results of operations on the Consolidated and Combined Statements of Operations for the year ended December 31, 2011 include WEC's revenues and operating loss of approximately $115.7 million and $2.3 million, respectively, for the period from December 16, 2011 through December 31, 2011.
WEC owned a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma that includes approximately 2.0 million barrels of company-owned storage tanks. Located in the PADD II Group 3 distribution area, the Wynnewood refinery is a dual

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

crude oil unit facility that processes a variety of crudes and produces high-value fuel products (including gasoline, ultra-low sulfur diesel, jet fuel and solvent) as well as liquefied petroleum gas and a variety of asphalts.
Purchase Price Allocation
Under the purchase method of accounting, the total purchase price was allocated to WEC's net tangible assets based on their fair values as of December 15, 2011. An independent appraisal of the net assets was completed. The purchase price included a preliminary net working capital amount, which was finalized in the first quarter of 2012. At December 31, 2011, this difference was estimated at approximately $15.8 million and was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
Acquisition Costs
For the years ended December 31, 2012 and 2011, the Partnership recognized approximately $11.0 million and $5.2 million, respectively in transaction fees and integration expenses that are included in selling, general and administrative expense in the Consolidated and Combined Statements of Operations. In 2012, these costs primarily relate to accounting and other professional consulting fees incurred associated with post-closing transaction matters and continued integration of various processes, policies, technologies and systems of GWEC. In 2011, these costs primarily relate to legal, accounting, initial purchaser discounts and commissions, and other professional fees incurred since the announcement of the Wynnewood Acquisition in November 2011. In addition, CVR Refining, through CRLLC, entered into a commitment letter for a senior secured one-year bridge loan to ensure that financing would be available for the Wynnewood Acquisition in the event that the additional offering of First Lien Notes was not closed by the date of the Wynnewood Acquisition. The bridge loan commitment letter subsequently expired by its terms. A commitment fee and other third-party costs totaling $3.9 million are included in selling, general and administrative expenses associated with the bridge loan commitment. The Company did not incur such expenses for the year ended December 31, 2013 as the Wynnewood refinery’s operations were fully integrated.
(5) Share-Based Compensation
Certain employees of CVR Refining and employees of CVR Energy who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with SAB Topic 1-B and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Refining is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which CVR Refining is not responsible for payment are reflected as an increase or decrease to partners' capital/divisional equity.
CALLC Override Units
Prior to CVR Energy's initial public offering, CVR Energy's subsidiaries were held and operated by Coffeyville Acquisition LLC ("CALLC"). CALLC issued non-voting override units to certain management members who held common units of CALLC. There were no required capital contributions for the override operating units. In connection with CVR Energy's initial public offering in October 2007, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC ("CALLC II"). In connection with this split, management's equity interest in CALLC, including both their common units and non-voting override units, was split so that half of management's equity interest was in CALLC and half was in CALLC II. In addition, in connection with the transfer of the managing general partner of CVR Partners to CALLC III in October 2007, CALLC III issued non-voting override units to certain management members of CALLC III.
In February 2011, CALLC and CALLC II sold 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy's common stock, pursuant to an underwritten registered public offering. In May 2011, CALLC sold 7,988,179 shares of CVR Energy's common stock, pursuant to an underwritten registered public offering.
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
The final fair value of the CALLC III override units was derived based upon the aggregate principal amount of the proceeds received by CVR Partners' general partner upon the purchase of CVR Partners' incentive distribution rights ("IDRs") by CVR Partners. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. No additional share-based compensation was incurred with respect to override units of CALLC III subsequent to June 30, 2011 due to the complete distribution of the value prior to July 1, 2011.
The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

				*Compensation Expense for the Year Ended December 31,

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	2011
				(in millions)
Override Value Units	$11.31	1,839,265	June 2005	$1.4
Override Units	$10.00	642,219	February 2008	(0.1)
			Total	$1.3

*
As CVR Energy's common stock price increased or decreased, compensation expense associated with the unvested CALLC and CALLC II override units increased or was reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR Partners' general partner and the distribution to CALLC III, there was no associated unrecognized compensation expense as of December 31, 2013, 2012 and 2011. CVR Refining was not responsible for payment of override unit allocated awards, and accordingly, the expense recorded for the year ended December 31, 2011 has been reflected as an increase to divisional equity.

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
There was no compensation expense for the year ended December 31, 2013 and 2012 related to the Phantom Unit Plans. Compensation expense allocated for the year ended December 31, 2011 related to the Phantom Unit Plans was approximately $4.3 million. The Phantom Unit Plans were terminated in December 2012. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II, there was no unrecognized compensation expense associated with the Phantom Unit Plans at December 31, 2013, 2012 and 2011. CVR Refining was not responsible for payment of phantom unit allocated awards, and accordingly, the expense recorded for the year ended December 31, 2011 has been reflected as an increase to divisional equity.
Long-Term Incentive Plan — CVR Energy
CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2013, only restricted shares of CVR Energy common stock, restricted stock units, performance units and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants, advisors and directors.
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
The change of control and related Transaction Agreement discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business") triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. As a result of the modification, the Partnership was allocated additional share-based compensation of approximately $6.3 million for the year ended December 31, 2012. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.
In December 2012 and during 2013, awards of restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers scheduled to vest over one year. Awards granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, were canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of the CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2013, there was approximately $4.0 million of total unrecognized compensation cost related to restricted shares and associated dividends to be recognized over a weighted-average period of approximately 1.2 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividends and respective allocation percentage for individuals for whom, as of December 31, 2013, compensation expense has been allocated to the Partnership.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Compensation expense recorded for the years ended December 31, 2013, 2012 and 2011, related to the restricted shares, was approximately $9.5 million, $18.5 million and $3.3 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2013, 2012 and 2011 have been reflected as an increase to partners' capital/divisional equity.
Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for these awards is being recognized over the substantive service period. Compensation expense recorded for the year ended December 31, 2013 related to the performance unit awards was $2.1 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.
Incentive Unit Awards
In December 2013, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy. The awards are expected to vest over three years with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2013, there was approximately $3.5 million of total unrecognized compensation cost related to the incentive units to be recognized over a weighted-average period of approximately 2.0 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of December 31, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the year ended December 31, 2013 related to the incentive unit awards was not material. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.
Long-Term Incentive Plan — CVR Refining
In connection with the Initial Public Offering, on January 16, 2013, the board of directors of the general partner of the Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. On August 14, 2013, the Partnership filed a Form S-8 to register the common units.
In December 2013, awards of phantom units and distribution equivalent rights were granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are expected to vest over three years with one-third of the award vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the year ended December 31, 2013 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at January 16, 2013	—	$—	$—
Granted	187,177	21.55
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	187,177	$21.55	$4.2
As of December 31, 2013, there was approximately $4.2 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 2.0 years. Compensation expense recorded for the year ended December 31, 2013 related to the awards under the CVR Refining LTIP was not material. As the phantom unit awards discussed above are cash-settled awards, they did not reduce the number of common units available for issuance under the plan. As of December 31, 2013, there were 11,070,000 common units available for issuance under the CVR Refining LTIP.
(6) Inventories
Inventories consisted of the following:

	December 31,
	2013	2012
	(in millions)
Finished goods	$259.0	$269.5
Raw materials and precious metals	169.1	158.1
In-process inventories	36.8	42.7
Parts and supplies	28.8	29.2
	$493.7	$499.5

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(7) Property, Plant, and Equipment
A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2013	2012
	(in millions)
Land and improvements	$26.6	$24.0
Buildings	37.7	36.7
Machinery and equipment	1,757.7	1,685.6
Automotive equipment	18.4	14.3
Furniture and fixtures	7.3	6.2
Leasehold improvements	0.8	0.8
Construction in progress	157.3	46.0
	2,005.8	1,813.6
Accumulated depreciation	575.6	462.0
Total property, plant and equipment, net	$1,430.2	$1,351.6
Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $3.2 million, $3.0 million and $1.1 million, respectively. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2013 and 2012. Amortization of assets held under capital leases is included in depreciation expense.
(8) Insurance Claims
On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operation on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs were recorded in 2013 or 2012.
CVR Refining maintains property damage insurance policies through CVR Energy which have an associated deductible of $2.5 million. During 2011, the Company received $4.0 million in insurance proceeds and recorded an insurance receivable related to the incident of approximately $1.3 million, which is included in current assets in the Consolidated Balance Sheet as of December 31, 2012. The recording of the insurance proceeds and receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). In February 2013, all insurance claims associated with the FCCU incident were fully settled and closed. Substantially all repair costs incurred in excess of the associated $2.5 million deductible were recovered by insurance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(9) Long-Term Debt
Long-term debt was as follows:

	December 31,
	2013	2012
	(in millions)
10.875% Second Lien Senior Secured Notes, due 2017, net of unamortized discount of $1.8 million as of December 31, 2012	$—	$220.9
6.5% Second Lien Senior Secured Notes, due 2022	500.0	500.0
Intercompany credit facility	31.5	—
Capital lease obligations	49.9	51.2
Long-term debt	$581.4	$772.1
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
On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million, which was recognized as a loss on extinguishment of debt in the Consolidated and Combined Statements of Operations in 2010. On May 16, 2011, CRLLC repurchased $2.7 million of the Old Notes at a purchase price of 103.0% of the outstanding principal amount. In connection with the repurchase, CRLLC wrote off a portion of previously deferred financing costs and unamortized original issue discount of approximately $89,000 which is recorded as a loss on extinguishment of debt for the year ended December 31, 2011. CRLLC also recorded additional losses on extinguishment of debt of $81,000 in connection with premiums paid for the repurchase. As the Old Notes were incurred for the benefit of the operations of CVR Refining, all the debt and associated costs were allocated to CVR Refining.
On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "Additional First Lien Notes" and together with the First Lien Notes issued in 2010, the "First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes has been amortized to interest expense and other financing costs over the term of the Additional First Lien Notes. The Additional First Lien Notes were offered in connection with CRLLC's acquisition of WEC. Proceeds of the Additional First Lien Notes were used to partially fund the Wynnewood Acquisition. On November 2, 2011, CRLLC entered into a commitment letter with certain lenders regarding a senior secured one year bridge loan (the "bridge loan"). CRLLC entered into the commitment letter in order to ensure that financing would be available for the Wynnewood Acquisition in the event that the offering of the Additional First Lien Notes was not closed by the date of closing of the Wynnewood Acquisition. Due to the closing of the issuance of the Additional First Lien Notes, the bridge loan commitment letter expired by its terms. At the closing of the issuance of the Additional First Lien Notes and the Wynnewood Acquisition, a commitment fee was paid to the lenders who provided the commitment. Other third-party costs were incurred. All costs associated with the undrawn bridge loan were fully expensed. In conjunction with the issuance of the Additional First Lien Notes, CRLLC expanded the then existing ABL credit facility (see "ABL Credit Facility" below for further discussion of the expansion and associated accounting treatment) and incurred a commitment fee and other third-party costs associated with the expansion.
CRLLC received total net proceeds from the offering of approximately $202.8 million, net of an underwriting discount of $4.0 million, bridge loan commitment and other associated fees of $3.3 million, an ABL commitment fee of $2.6 million, an Additional First Lien Notes structuring fee of $0.2 million, and certain third party fees of $0.8 million. The related original issue premium and other debt issuance costs related to the Additional First Lien Notes were amortized over the remaining term of the First Lien Notes. Fees and third-party costs totaling $3.9 million related to the bridge loan commitment were expensed

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

for the year ended December 31, 2011 and are included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Consolidated and Combined Statements of Operations. Fees and third-party costs associated with the ABL credit facility expansion were amortized over the remaining term of the facility.
The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the issuers. See further discussion below related to the tender offer for and redemption of all of the outstanding First Lien Notes in the fourth quarter of 2012. The Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the issuers. On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the year ended December 31, 2013 which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.
The change of control discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business") required CVR Energy to make an offer to repurchase all of the Issuers' outstanding Old Notes. On June 4, 2012, the issuers offered to purchase all or any part of the Old Notes, at a cash purchase price of 101% of the aggregate principal amount of the Old Notes, plus accrued and unpaid interest, if any. The offer expired on July 5, 2012 with none of the outstanding Old Notes tendered.
2022 Senior Secured Notes
On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. Accordingly, the 2022 Notes are no longer secured. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC’s existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining.  Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Nitrogen Fertilizers, LLC (“CRNF”) are not guarantors.
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
Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Consolidated and Combined Statements of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and the write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of unamortized original issuance premium of $6.3 million.
The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. On September 17, 2013, Refining LLC and Coffeyville Finance consummated a registered exchange offer, whereby all $500.0 million of the outstanding 2022 Notes were exchanged for an equal principal amount of notes with identical terms that were registered under the Securities Act of 1933. The exchange offer fulfilled the Partnership's obligations contained in the registration rights agreement entered into in connection with the issuance of the 2022 Notes. The Partnership incurred approximately $0.4 million of debt registration costs related to the registration and exchange offer during the year ended December 31, 2013, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2013, the Partnership was in compliance with the covenants contained in the 2022 Notes.
Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million and $12.2 million for the years ended December 31, 2013 and 2012, respectively, related to the Old Notes and 2022 Notes. At December 31, 2013, the estimated fair value of the 2022 Notes was approximately $491.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Asset Backed (ABL) Credit Facility
On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (the "ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. This ABL credit facility, which was scheduled to mature in August 2015, replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility was used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of CVR Refining and includes, among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the Additional First Lien Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. On December 20, 2012, the ABL credit facility was amended and restated as discussed below.
In connection with the ABL credit facility, CRLLC incurred lender and other third-party costs of approximately $9.1 million for the year ended December 31, 2011. As the ABL credit facility was incurred for the benefit of the operations of CVR Refining, all the debt and associated costs have been allocated to CVR Refining. These costs were deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the facility. In connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with this facility, totaling approximately $1.9 million, were written off in the first quarter of 2011. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.8 million of unamortized deferred financing costs associated with the first priority credit facility were amortized over the term of the ABL credit facility.
In connection with the closing of CVR Partners' initial public offering in April 2011, CVR Partners and CRNF were released as guarantors of the ABL credit facility.
In connection with the change in control described in Note 1 ("Formation of the Partnership, Organization and Nature of Business") above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude IEP's acquisition of common stock from the definition of change of control as provided in the ABL credit facility.
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced the ABL credit facility described above and is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Partnership assumed CRLLC's position as borrower and CRLLC's obligations under the facility upon closing of the Initial Public Offering on January 23, 2013, as further discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business").
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
Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Partnership is also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $2.1 million for the year ended December 31, 2012. These costs are being deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. In connection with amendment of the ABL credit facility, a portion of the unamortized deferred financing costs associated with the ABL Credit Facility, totaling approximately $4.1 million, were written off in the fourth quarter of 2012. This expense is reflected on the Consolidated and Combined Statements of Operations as a loss on extinguishment of debt for the year ended December 31, 2012. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $2.8 million of unamortized deferred financing costs associated with the ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL credit facility.
As of December 31, 2013, the Partnership had availability under the Amended and Restated ABL Credit Facility of $372.9 million and had letters of credit outstanding of approximately $27.1 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2013.

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
The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of December 31, 2013.
In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership’s equity interests. As of December 31, 2013, the Partnership had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility. Accrued interest payable included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2013 is not material.
Deferred Financing Costs
For the years ended December 31, 2013, 2012 and 2011, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $2.0 million, $4.1 million and $4.2 million, respectively.
Estimated amortization of deferred financing costs is as follows:

Year Ending December 31,	Deferred Financing
(in millions)
2014	$1.9
2015	1.9
2016	1.9
2017	1.8
2018	0.9
Thereafter	3.5
$11.9
Capital Lease Obligations
As a result of the Wynnewood Acquisition, CVR Refining acquired certain lease assets and assumed related capital lease obligations related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 190 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 189 months remaining and will expire in September 2029. As of December 31, 2013, the outstanding obligation associated with these arrangements totaled approximately $51.2 million, of which $49.9 million is included in long-term liabilities and $1.3 million is included in current liabilities in the Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Future payments required under capital lease at December 31, 2013 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2014	$6.3
2015	6.4
2016	6.4
2017	6.4
2018	6.5
2019 and thereafter	70.3
Total future payments	102.3
Less: amount representing interest	51.1
Present value of future minimum payments	51.2
Less: current portion	1.3
Long-term portion	$49.9

(10) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at December 31, 2013:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At December 31, 2013, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 104,790,764 common units were owned by CVR Refining Holdings, a wholly-owned subsidiary of CVR Energy, representing approximately 71% of the total Partnership units outstanding.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2013 for the respective quarters to which the distributions relate:

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, expect per common unit amounts)
Amount paid to CVR Refining Holdings, LLC and affiliates	$195.9	$149.6	$33.2	$378.7
Amounts paid to non-affiliates	37.3	49.7	11.1	98.0
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)	The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Initial Public Offering).

(11) Net Income per Common Unit

The net income per common unit on the Consolidated and Combined Statements of Operations is based on the net income of the Partnership after the closing of its Initial Public Offering on January 23, 2013 through December 31, 2013, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest.

Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the year ended December 31, 2013, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit:

January 23, 2013 to December 31, 2013
(in millions, except per unit data)
Net income (from the closing of the offering on January 23, 2013 to December 31, 2013)	$512.6
Net income per common unit, basic	$3.47
Net income per common unit, diluted	$3.47
Weighted-average common units outstanding, basic	147.6
Weighted-average common units outstanding, diluted	147.6

(12) Income Taxes

CVR Refining is treated as a partnership for U.S. federal income tax purposes. Generally, each common unitholder is required to take into account its respective share of CVR Refining's income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the State of Texas. The income tax liability of the common unitholders is not reflected in the consolidated and combined financial statements of the Partnership.
Under ASC Topic 740, Income Taxes ("ASC 740"), taxes based on income like the Texas franchise tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. As of December 31, 2013 and 2012, the Partnership has no material tax balances associated with the Texas franchise tax.
(13) Benefit Plans
As of December 31, 2013, CVR Energy sponsored two defined-contribution 401(k) plans (the "Plans") in which all employees of CVR Refining may participate. Participants in the Plans may elect to contribute up to 50% of their annual salaries and up to 100% of their annual income sharing. The Partnership matches up to 100% of the first 6% of the participant's contribution for the union and nonunion plans. Both Plans are administered by CVR Energy and contributions for the union plans were determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans have a three-year vesting schedule for matching funds and contain a provision to count service with any predecessor organization. The Partnership's contributions under the Plans for employees of CVR Refining were approximately $4.2 million, $3.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(14) Commitments and Contingencies
The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2014	$2.5	$110.8
2015	1.5	104.9
2016	1.0	97.8
2017	0.3	96.5
2018	0.1	96.6
Thereafter	0.3	874.5
	$5.7	$1,381.1

(1)
This amount includes approximately $973.0 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR Refining leases various equipment, including real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2013, 2012 and 2011, lease expense totaled approximately $3.2 million, $2.9 million and $1.4 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the years ended December 31, 2013, 2012 and 2011, total expense of $117.1 million, $107.5 million and $83.1 million, respectively was incurred related to long-term commitments.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk.

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
Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits alleged that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem did not pay such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further alleged that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims was unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, was unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases which was finalized with the plaintiffs in June 2013, and CRRM was dismissed with prejudice. The settlement did not have a material adverse effect on the consolidated and combined financial statements.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from CVR Refining's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, CVR Refining received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against CVR Refining in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. CVR Refining has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the consolidated and combined financial statements. CVR Refining believes that the resolution of the remaining claim will not have a material adverse effect on the consolidated and combined financial statements.
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
On October 25, 2010, CVR Refining received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. CVR Refining responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM has reached an agreement with the DOJ resolving its claims under CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to the alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP consent decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
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
CRRM, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution. Therefore, CRRM, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). As of December 31, 2013 and 2012, environmental accruals of approximately $1.5 million and $2.3 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.3 million and $0.7 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2013 and 2012, respectively. The accruals include estimated closure and post-closure costs of approximately $0.7 million and $0.8 million for two landfills at December 31, 2013 and 2012, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2014	$0.3
2015	0.2
2016	0.1
2017	0.1
2018	0.1
Thereafter	1.0
Undiscounted total	1.8
Less amounts representing interest at 2.73%	0.3
Accrued environmental liabilities at December 31, 2013	$1.5
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the IEP acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $63.0 million for CRRM and $105.0 million for WRC. As of December 31, 2013, approximately $24.6 million and $52.2 million had been spent related to these projects by CRRM and WRC, respectively.
CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013 the EPA announced the final 2013 renewable fuel standard would be raised to 9.74%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its transportation fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. From time

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to time, CVR Refining may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While CVR Refining cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the years ended December 31, 2013, 2012 and 2011 was approximately $180.5 million, $21.0 million and $19.0 million, respectively. As of December 31, 2013 and 2012, CVR Refining’s biofuel blending obligation was approximately $17.4 million and $1.1 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The future cost of RINs for CRRM and WRC going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter.
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
WRC entered into a Consent Order with the Oklahoma Department of Environmental Quality ("ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the refinery by the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
From time to time, ODEQ conducts air inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 to June 2013, which

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

covers periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second consent order with WRC, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, CVR Refining does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest consent order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System ("OPDES") permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on its experience with wastewater treatment and controls, CVR Refining does not anticipate that the costs of any required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR Refining's experience related to CWA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operation changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which the EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on CVR Refining's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2013, 2012 and 2011, capital expenditures were approximately $111.3 million, $27.9 million and $7.4 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.
Wynnewood Refinery Incident
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. CVR Refining has completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on the consolidated and combined financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle, rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
(15) Fair Value Measurements
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$0.9	$—	$0.9
Other long-term assets (derivative agreements)	—	0.1	—	0.1
Total Assets	$—	$1.0	$—	$1.0
Other current liabilities (derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (biofuel blending obligation)	—	(16.2)	—	(16.2)
Other long-term liabilities (derivative agreements)	—	(1.8)	—	(1.8)
Total Liabilities	$—	$(33.3)	$—	$(33.3)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other long-term assets (derivative agreements)	$—	$0.9	$—	$0.9
Total Assets	$—	$0.9	$—	$0.9
Other current liabilities (derivative agreements)	—	(67.7)	—	(67.7)
Other current liabilities (biofuel blending obligation)	—	(1.1)	—	(1.1)
Total Liabilities	$—	$(68.8)	$—	$(68.8)
As of December 31, 2013 and 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 9 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(16) Derivative Financial Instruments
Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current period settlements on derivative contracts	$6.4	$(137.6)	$(7.2)
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.
CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated and Combined Statements of Operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts
CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December 31, 2013 was an immaterial net gain included in other current assets. For the year ended December 31, 2013, 2012 and 2011, CVR Refining recognized net losses of $2.9 million, $11.7 million and $2.6 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated and Combined Statement of Operations.
Commodity Swap
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated and Combined Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At both December 31, 2013 and 2012, CVR Refining had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of $16.1 million, of which $0.9 million is included in current assets, $0.1 million is included in other long-term assets, $15.3 million is included in current liabilities and $1.8 million is included in other long-term liabilities. The fair value of the outstanding contracts at December 31, 2012 was a net unrealized loss of $66.8 million, $67.7 million of which is included in current liabilities and $0.9 million is included in other long-term assets. For the years ended December 31, 2013, 2012 and 2011, the Partnership recognized a net gain of $60.1 million, a net loss of $273.9 million and a net gain of $80.4 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated and Combined Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk
CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2013, the counterparty credit risk adjustment was not material to the consolidated and combined financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
Offsetting Assets and Liabilities
The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which CVR Refining has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by CVR Refining. As a result of the right to setoff, CVR Refining’s recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Consolidated Balance Sheets. In accordance with guidance issued by the FASB related to “Disclosures about Offsetting Assets and Liabilities,” the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Consolidated Balance Sheets for the various types of open derivative positions.
The offsetting assets and liabilities for CVR Refining’s derivatives as of December 31, 2013 are recorded as current assets, non-current assets, current liabilities and non-current liabilities in prepaid expenses and other current assets, other long-term assets, accrued expenses and other current liabilities and other long-term liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2013
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$4.3	$(3.4)	$0.9	$—	$0.9
Total	$4.3	$(3.4)	$0.9	$—	$0.9

	As of December 31, 2013
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

	As of December 31, 2013
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$31.4	$(16.1)	$15.3	$—	$15.3
Total	$31.4	$(16.1)	$15.3	$—	$15.3

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2013
Description	Gross Non-Current Liabilities	Gross Amounts Offset	Net Non-Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$1.9	$(0.1)	$1.8	$—	$1.8
Total	$1.9	$(0.1)	$1.8	$—	$1.8

The offsetting assets and liabilities for CVR Refining’s derivatives as of December 31, 2012 are recorded as non-current assets in other long-term assets in the Consolidated Balance Sheets and as current liabilities in other current liabilities in the Consolidated Balance Sheets as follows:

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

(17) Related Party Transactions
In connection with the formation of CVR Refining in September 2012, CVR Refining and CRRM entered into an agreement with CVR Energy and its subsidiaries that governs the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the initial public offering of CVR Partners; the agreements are described as in effect at December 31, 2013. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on CVR Refining's Consolidated Balance Sheets.
Feedstock and Shared Services Agreement
CRRM entered into a feedstock and shared services agreement with CRNF, which was amended on December 30, 2013, under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.
Pursuant to the feedstock agreement, CRRM and CRNF have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the years ended December 31, 2013, 2012 and 2011, the net sales generated from the sale of hydrogen to CRNF were approximately $0.6 million, $0.2 million and $1.0 million, respectively. For the years ended December 31, 2013, 2012 and 2011, CVR Refining also recognized $11.4 million, $6.3 million and $14.2 million, respectively, of cost of product sold (exclusive of depreciation

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At December 31, 2013 and 2012, approximately $2.6 million and $0.2 million, respectively, of payables were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the years ended December 31, 2013, 2012 and 2011 were approximately $(0.1) million, $10,000 and $0.2 million, respectively, related to high-pressure steam. Reimbursements or (paid) amounts for each of the years on a gross basis were nominal.
CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the years ended December 31, 2013, 2012 and 2011, were approximately $0.5 million, $1.4 million and $1.5 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the years ended December 31, 2013, 2012 and 2011 CRRM recognized approximately $0.2 million of direct operating expenses generated from the purchase of tail gas from CRNF.
In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At December 31, 2013 and 2012, an asset of approximately $0.3 million and $0.5 million was included in other current assets and approximately $0.1 million and $0.4 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.1 million and $1.3 million, respectively, in other non-current liabilities in the Consolidated Balance Sheets.
CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.3 million, $0.1 million and $0.3 million, respectively, was incurred by CRRM for the use of tank capacity for the year ended December 31, 2013, 2012 and 2011. This expense was recorded as direct operating expenses.
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
At December 31, 2013 and 2012, payables of $0.3 million and $0.4 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At December 31, 2013 and 2012, receivables of $1.0 million and $0.4 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.
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
Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $9.6 million, $9.9 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Receivables of $0.6 million related to the coke supply agreement were included in accounts receivable on the Consolidated Balance Sheets at both December 31, 2013 and 2012, respectively.
Terminal and Operating Lease Agreement

On May 4, 2012, CRT entered into a lease and operating agreement with CRNF, under which it leases premises to CRNF located at Phillipsburg, Kansas, which CRNF uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the years ended December 31, 2013 and 2012, revenue related to the terminal operating and lease agreement totaled approximately $0.1 million and $18,000, respectively.
Lease Agreement
CRRM entered into a lease agreement with CRNF under which CRNF leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For each of the years ended December 31, 2013, 2012 and 2011, amounts received related to the use of the office and laboratory space totaled approximately $0.1 million.
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
As payment for services provided under the agreement, the Partnership, its general partner or subsidiaries must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis; but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.
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
Net amounts incurred under the services agreement for the year ended December 31, 2013 were approximately $87.3 million. Of these charges approximately $62.1 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $25.2 million were included in direct operating expenses (exclusive of depreciation and amortization). At December 31, 2013, payables of $14.8 million were included in accounts payable on the

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. See Note 3 ("Summary of Significant Accounting Policies") - "Allocation of Costs" for costs allocated to CVR Refining for the year ended December 31, 2012 and 2011 prior to this services agreement going into effect.
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
The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the year ended December 31, 2013, approximately $0.3 million was incurred under the partnership agreement.
Intercompany Credit Facility
On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. As of December 31, 2013, the Partnership had borrowings of $31.5 million outstanding. See Note 9 ("Long-Term Debt") for additional discussion of the intercompany credit facility.
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
International Truck Purchase
During the year ended December 31, 2013, the Refining Partnership purchased seven trucks from a subsidiary of Navistar International Corporation ("Navistar") for approximately $0.8 million.
Financing and Other
For the year ended December 31, 2011, CVR Refining recognized approximately $0.5 million in expenses for the benefit of GS, Kelso Investment Associates VII, L.P. and related entities, and the president, chief executive officer and chairman of the Board of CVR Energy, in connection with CVR Energy's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(18) Major Customers and Suppliers
Sales to major customers were as follows:

	Year Ended December 31,
	2013	2012	2011
Customer A	12%	10%	15%
Customer B	9%	9%	12%
	21%	19%	27%
CRRM obtained crude oil from one supplier under a long-term supply agreement during 2013, 2012 and 2011. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2013	2012	2011
Supplier A	69%	45%	65%

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(19) Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial data for December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$2,274.0	$2,138.1	$1,910.5	$2,360.9
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,805.8	1,776.6	1,734.7	2,209.7
Direct operating expenses (exclusive of depreciation and amortization)	86.0	83.8	104.7	87.2
Selling, general and administrative (exclusive of depreciation and amortization)	18.6	20.2	18.9	20.0
Depreciation and amortization	28.0	28.4	28.8	29.1
Total operating costs and expenses	1,938.4	1,909.0	1,887.1	2,346.0
Operating income	335.6	229.1	23.4	14.9
Other income (expense):
Interest expense and other financing costs	(14.2)	(10.6)	(10.0)	(9.3)
Interest income	0.1	0.1	0.1	0.1
Gain (loss) on derivatives, net	(20.0)	120.5	72.5	(115.9)
Loss on extinguishment of debt	(26.1)	—	—	—
Other income, net	—	0.1	—	—
Total other income (expense)	(60.2)	110.1	62.6	(125.1)
Income before income tax expense	275.4	339.2	86.0	(110.2)
Income taxes	—	—	—	—
Net income (loss)	$275.4	$339.2	$86.0	$(110.2)

Net income (loss) subsequent to initial public offering (January 23, 2013 through December 31, 2013)	$197.5	$339.2	$86.0	$(110.2)
Net income (loss) per common unit - basic	$1.34	$2.30	$0.58	$(0.75)
Net income (loss) per common unit - diluted	$1.34	$2.30	$0.58	$(0.75)

Weighted-average common units outstanding:
Basic	147.6	147.6	147.6	147.6
Diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in millions)
Net sales	$1,898.5	$2,229.6	$2,337.4	$1,816.2
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,630.7	1,866.2	1,694.1	1,476.5
Direct operating expenses (exclusive of depreciation and amortization)	92.7	71.6	88.8	173.4
Selling, general and administrative (exclusive of depreciation and amortization)	20.2	26.1	21.2	18.6
Depreciation and amortization	26.3	26.6	27.5	27.3
Total operating costs and expenses	1,769.9	1,990.5	1,831.6	1,695.8
Operating income	128.6	239.1	505.8	120.4
Other income (expense):
Interest expense and other financing costs	(18.8)	(19.0)	(18.2)	(20.2)
Interest income	—	—	—	—
Gain (loss) on derivatives, net	(147.2)	38.8	(168.9)	(8.2)
Loss on extinguishment of debt	—	—	—	(37.5)
Other income (expense), net	—	0.6	(0.1)	0.1
Total other income (expense)	(166.0)	20.4	(187.2)	(65.8)
Income before income tax expense	(37.4)	259.5	318.6	54.6
Income taxes	—	—	—	—
Net income (loss)	$(37.4)	$259.5	$318.6	$54.6
(20) Subsequent Events
Distribution
On February 19, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  As of December 31, 2013, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
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
As a publicly traded partnership, we qualify for certain exemptions from the NYSE's corporate governance requirements. Our general partner's board of directors has not and does not currently intend to establish a nominating/corporate governance committee. Additionally, a majority of the directors of our general partner do not need to be independent, and the compensation committee of the board of directors of our general partner does not need to be composed entirely of independent directors. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
The board of directors of our general partner currently consists of eleven directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE. Effective February 18, 2014, Keith Cozza resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner.
The board of directors of our general partner has established an audit committee. The audit committee consists of Glenn R. Zander (chairman), Jon R. Whitney and Kenneth Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to review our accounting and auditing principles and procedures, accounting functions and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent accountants; to review with the independent accountants the plans and results of the auditing engagement; and to oversee "whistle-blowing" procedures and certain other compliance matters. The board of directors of our general partner has determined that Glenn R. Zander qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE. The audit committee met 11 times in 2013.
In addition, the board of directors of our general partner established a conflicts committee consisting entirely of independent directors. The conflicts committee consists of Glenn R. Zander, Jon R. Whitney and Kenneth Shea. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met two times in 2013.
The board of directors of our general partner has also established a compensation committee. The compensation committee consists of Vincent J. Intrieri (chairman), Samuel Merksamer and Daniel A. Ninivaggi. The compensation committee (1) establishes policies and periodically determines matters involving executive compensation, (2) grants or recommends the grant of equity awards under the CVR Refining LTIP, (3) provides counsel regarding key personnel selection, (4) may elect to retain independent compensation consultants, (5) recommends to the board of directors the structure of non-employee director compensation and (6) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2013.
The board of directors of our general partner has created an environmental, health and safety committee. During 2013, the environmental, health and safety committee consisted of Jon R. Whitney (chairman), Keith Cozza and Stanley A. Riemann. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met three times in 2013.
As of the date of this Report, the environmental, health and safety committee consists of Jon R. Whitney (chairman), Andrew Roberto and Stanley A. Riemann.
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
Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. During 2013, three of our 11 directors were independent, and nine of our 11 directors were non-management. Our independent directors did not meet in executive session in 2013. Mr. Zander (independent), will preside over the executive session held by our independent directors. Our non-management directors met during one executive session in 2013. Mr. Icahn presided over the executive session held by our non-management directors.
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
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee of our general partner during 2013 has, as any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of out general partner and the board of directors or compensation committee of any other company.
Executive Officers and Directors
The following table sets forth the names, positions and ages (as of February 18, 2014) of the executive officers and directors of our general partner.
Certain of the executive officers of our general partner are also executive officers of CVR Energy and CVR Partners' general partner, and are providing their services to our general partner and us pursuant to the services agreement among us, CVR Energy and our general partner. The executive officers listed below divide their working time between the management of CVR Energy, CVR Partners and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2013 are as follows: John J. Lipinski (55%), Stanley A. Riemann (48%), Susan M. Ball (45%), Edmund S. Gross (44%), Robert W. Haugen (100%), Wyatt E. Jernigan (100%), Christopher G. Swanberg (65%) and David L. Landreth (100%).
Effective February 18, 2014, Keith Cozza resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner.

Name	Age	Position With Our General Partner
John J. Lipinski	62	Chief Executive Officer and President, Director
Stanley A. Riemann	62	Chief Operating Officer, Director
Susan M. Ball	50	Chief Financial Officer and Treasurer
Edmund S. Gross	63	Senior Vice President, General Counsel and Secretary
Robert W. Haugen	55	Executive Vice President, Refining Operations
Wyatt E. Jernigan	62	Executive Vice President, Crude Oil Acquisition and Petroleum Marketing
Christopher G. Swanberg	56	Senior Vice President, Environmental, Health and Safety
David L. Landreth	57	Senior Vice President, Economics and Planning
Carl C. Icahn	78	Director
Vincent J. Intrieri	57	Director
Daniel A. Ninivaggi	49	Director
SungHwan Cho	39	Director
Samuel Merksamer	33	Director
Glenn R. Zander	67	Director
Jon R. Whitney	69	Director
Andrew Roberto	27	Director
Kenneth Shea	55	Director
John J. Lipinski has served as the Chief Executive Officer and President of our general partner, as well as director on the board of directors of our general partner, since our inception in September 2012. In addition, he has served as CVR Energy's Chief Executive Officer and President and as a member of its board of directors since September 2006, and previously served as the Chairman of its board of directors from April 2009 until May 2012. In addition, Mr. Lipinski has served as chairman of the board of the general partner of CVR Partners since November 2010, executive chairman of the general partner of CVR Partners since June 2011 and as chief executive officer and president of the general partner of CVR Partners since January 2014. He has been a director of the general partner of CVR Partners since October 2007, and was chief executive officer and president from October 2007 to June 2011. Mr. Lipinski has over 40 years of experience in the petroleum refining industry. He began his career with Texaco Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal Corporation's refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. Mr. Lipinski left El Paso in 2002 and became an independent management consultant. In 2004, he became a managing director and partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski graduated from Stevens Institute of Technology with a bachelor's degree in Engineering (chemical) and received a Juris Doctor degree from Rutgers University School of Law. Mr. Lipinski's over 40 years of experience in the petroleum refining industry adds significant value to the board of directors of our general partner, and his in-depth knowledge of the issues, opportunities and challenges facing us provides the direction and focus the board needs to ensure the most critical matters are addressed.
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion). Mr. Icahn has been: chairman of the board of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since June 2012; chairman of the board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; a director of Federal−Mogul Corporation, a supplier of automotive powertrain and safety components, since December 2007, and the non-executive chairman of the board of Federal-Mogul since January 2008; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since June 2004; and chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, since 1994. Mr. Icahn was previously: a director of WestPoint Home LLC, a home textiles manufacturer, from October 2005 until December 2011; a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010; a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment, from May 2005 to January 2010; a director of Voltari Corporation, a mobile data services provider, from April 2008 to January 2010; a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide, from August 2008 to October 2009; a director of WCI Communities, Inc., a homebuilding company, from August 2007 to September 2009, and was chairman of the board of WCI from September 2007 to September 2009; a director of ImClone Systems Incorporated, a biopharmaceutical company, from September 2006 to November 2008, and was chairman of the board of ImClone from October 2006 to November 2008; chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the former owner and operator of The Sands Hotel and Casino in Atlantic City, from September 2000 to February 2007; chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005; and the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, Nevada, which, until February 2008, was a subsidiary of Icahn Enterprises, from October 1998 to May 2004. Mr. Icahn received his B.A. from Princeton University. Mr. Icahn brings to his role as director his significant business experience and leadership role as director in various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.

Vincent J. Intrieri has been employed by Icahn related entities since October 1998 in various investment related capacities. Since January 2008, Mr. Intrieri has served as Senior Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages private investment funds. In addition, since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Onshore LP, the general partner of Icahn Partners LP, and Icahn Offshore LP, the general partner of Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, entities through which Mr. Icahn invests in securities. Mr. Intrieri has been a director of: Forest Laboratories, Inc., a supplier of pharmaceutical products, since June 2013; CVR Refining, LP, an independent downstream energy limited partnership, since September 2012; Navistar International Corporation, a truck and engine manufacturer, since October 2012; Chesapeake Energy Corporation, an oil and gas exploration and production company, since June 2012; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012. Mr. Intrieri was previously: a director of Federal−Mogul Corporation, a supplier of automotive powertrain and safety components, from December 2007 to June 2013; a director of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) from July 2006 to September 2012, and was Senior Vice President of Icahn Enterprises L.P. from October 2011 to September 2012; a director of Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012; chairman of the board and a director of PSC Metals Inc., a metal recycling company, from December 2007 to April 2012; a director of Motorola Solutions, Inc., a provider of communication products and services, from January 2011 to March 2012; a director of XO Holdings, a competitive provider of telecom services, from February 2006 to August 2011; a director of National Energy Group, Inc., a company that was engaged in the business of managing the exploration, production and operations of natural gas and oil properties, from December 2006 to June 2011; a director of American Railcar Industries, Inc., a railcar manufacturing company, from August 2005 until March 2011, and was a Senior Vice President, the Treasurer and the Secretary of American Railcar Industries from March 2005 to December 2005; a director of WestPoint Home LLC, a home textiles manufacturer, from November 2005 to March 2011; chairman of the board and a director of Viskase Companies, Inc., a meat casing company, from April 2003 to March 2011; a director of WCI Communities, Inc., a homebuilding company, from August 2008 to September 2009; a director of Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, from November 2006 to November 2008; and President and Chief Executive Officer of Philip Services Corporation, an industrial services company, from April 2005 to September 2008. CVR Refining, CVR Energy, Federal−Mogul, Icahn Enterprises, PSC Metals, XO Holdings, National Energy Group, American Railcar Industries, WestPoint Home, Viskase Companies and Philip Services each are or previously were indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non−controlling interest in Forest Laboratories, Navistar, Chesapeake Energy, Dynegy, Motorola Solutions, WCI Communities and Lear through the ownership of securities. Mr. Intrieri graduated in 1984, with Distinction, from The Pennsylvania State University (Erie Campus) with a B.S. in Accounting. Mr. Intrieri was a certified public accountant. Based upon Mr. Intrieri’s significant experience as a director of various companies which enables him to understand the complex business and financial issues that a company may face, we believe that Mr. Intrieri has the requisite set of skills to serve as a member of our board.

Daniel A. Ninivaggi has served as Co-Chief Executive Officer of Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, and Chief Executive Officer of Federal-Mogul’s Vehicle Components Group, since February 2014. Mr. Ninivaggi was President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, from April 2010 to February 2014, and its Chief Executive Officer from August 2010 to February 2014. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010. Mr. Ninivaggi has been a director of: CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises, since March 2012; Tropicana Entertainment Inc., since January 2011; and Federal-Mogul Corporation, since March 2010. Mr. Ninivaggi was previously a director of: American Railcar Industries, Inc., a railcar manufacturing company, from June 2013 to February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to February 2014; CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; PSC Metals Inc., a metal recycling company, from April 2012 to February 2014; WestPoint Home LLC, a home textiles manufacturer, from February 2012 to February 2014; Viskase Companies, Inc., a meat casing company, from June 2011 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014; Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. Icahn Enterprises, American Railcar Industries, CVR Refining, CVR Energy, CVR Partners, PSC Metals, WestPoint Home, Viskase Companies, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Lear, Motorola Mobility and CIT Group through the ownership of securities. Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991. Based upon Mr. Ninivaggi’s strong background in operations and management having served in various executive roles and having served on a number of public and private boards, including Motorola Mobility and CIT Group, we believe that Mr. Ninivaggi has the requisite set of skills to serve as a member of our board.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho’s deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

Samuel Merksamer is a Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), where he has been employed since May 2008. Mr. Merksamer is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. From 2003 until 2008, Mr. Merksamer was an analyst at Airlie Opportunity Capital Management, a hedge fund management company, where he focused on high yield and distressed investments. Mr. Merksamer has been a director of: Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, since December 2013; Talisman Energy Inc., an independent oil and gas exploration and production company, since December 2013; Transocean Ltd., a provider of offshore contract drilling services for oil and gas wells, since May 2013; CVR Refining, LP, an independent downstream energy limited partnership, since September 2012; Navistar International Corporation, a truck and engine manufacturer, since December 2012; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since November 2012; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012. Mr. Merksamer was previously a director of: Federal−Mogul Corporation, a supplier of automotive powertrain and safety components, from September 2010 to January 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2011 to June 2013; Viskase Companies, Inc., a meat casing company, from January 2010 to April 2013; PSC Metals Inc., a metal recycling company, from March 2009 to October 2012; and Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012. CVR Refining, CVR Energy, Federal−Mogul, American Railcar Industries, Viskase Companies and PSC Metals are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Transocean, Navistar, Ferrous Resources and Dynegy Inc. through the ownership of securities. Mr. Merksamer received an A.B. in Economics from Cornell University in 2002. Based upon Mr. Merksamer’s strong record as a financial analyst and his service on a number of public and private boards, which have provided him with a broad understanding of the operational, financial and strategic issues facing public and private companies, we believe that Mr. Merksamer has the requisite set of skills to serve as a member of our board.
Glenn R. Zander has been a member of the board of directors of our general partner since January 2013. Mr. Zander served as a director of CVR Energy from May 2012 until his resignation in January 2013. Mr. Zander was the Chief Executive Officer, President and director of Aloha Airgroup, Inc., a privately owned passenger and cargo transportation airline, from 1994 to 2004. From 1990 to 1994, Mr. Zander served as Vice Chairman, Co-Chief Executive Officer and director of Trans World Airlines, an international airline. He also served as Chief Financial Officer of TWA within that period. During 1992 and 1993, Mr. Zander served as the Chief Restructuring Officer of TWA following its Chapter 11 bankruptcy in 1992 and its emergence therefrom in 1993. From 2004 to 2009, Mr. Zander served as a director of Centerplate, Inc., a provider of food/concession services at sports facilities and convention centers in the United States and Canada. TWA was formerly indirectly controlled by Carl C. Icahn. Based upon Mr. Zander's substantial operational background, having served as chief executive officer and chief financial officer and other executive positions, we believe that Mr. Zander has the requisite set of skills to serve as a member of our board.

Jon R. Whitney has been a member of the board of directors of our general partner since January 2013. Mr. Whitney was a member of the board of directors of CVR Partners' general partner from June 2011 upon until his resignation in January 2013. He previously worked at Colorado Interstate Gas Company (CIG), a natural gas transmission company, from 1968 until 2001. He served as President and Chief Executive Officer of CIG from 1990 until it merged with El Paso Corporation in 2001. After leaving CIG, he served as Co-Chairman of the Board for TransLink, an independent electric power system operator, was a member of Peak Energy Ventures, LLC, a natural gas consulting company, and served on the boards of directors of Storm Cat Energy Corporation, Patina Oil and Gas Corporation (prior to its merger with Noble Energy in 2005), American Oil and Gas Corporation (prior to its merger with Hess Corporation in 2010), Bear Cub Energy, Bear Paw Energy and Bear Tracker Energy. He also held committee positions with the Interstate Natural Gas Association of America and the American Gas Association. He is currently a director of 3 Bear Energy LLC, a private company in the midstream energy business. We believe Mr. Whitney's experience in the natural gas industry and as a director to multiple companies in the energy space is an asset to our board.
Keith Cozza has been the President and Chief Executive Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, since February 2014. Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza served as Controller at Icahn Associates Holding LLC from 2004 to 2006. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP. Mr. Cozza has been a director of: PSC Metals Inc., a metal recycling company, since February 2014; Herbalife Ltd., a nutrition company, since April 2013; Icahn Enterprises L.P., since September 2012; and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza was previously a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012, and CVR Refining, LP, an independent downstream energy limited partnership, from January 2013 to February 2014. CVR Refining, Icahn Enterprises and XO Holdings are indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non−controlling interest in Herbalife and MGM Holdings through the ownership of securities. Mr. Cozza holds a B.S. in Accounting from the University of Dayton. Based upon his extensive operations background in finance and accounting and substantial knowledge of the capital markets having overseen numerous complex capital raising transactions, we believe that Mr. Cozza has the requisite skills to serve as a member of our board.
Kenneth Shea has been a member of the board of directors of our general partner since January 2013. Mr. Shea is the President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York based privately-held developer of resort destinations, luxury hotels and casino gaming facilities. Prior to joining Coastal in September 2009, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. (a diversified holding company controlled by Carl Icahn that is engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) through which Mr. Icahn manages various private investment funds, including Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. At Icahn Capital, Mr. Shea had responsibility for all principal investments in the gaming and leisure industries. Prior to serving at Icahn Capital, Mr. Shea was employed by Bear, Stearns & Co., Inc., from 1996 to 2008, where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. At Bear, Stearns, Mr. Shea oversaw the execution of various complex capital raising and merger & acquisition transactions for a wide variety of public and private companies. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia's Darden School. Based upon his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets, we believe that Mr. Shea has the requisite skills to serve as a member of our board.
Andrew Roberto has served as an Associate of Icahn Enterprises L.P. since May 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. Mr. Roberto is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Roberto served as a research analyst at RBS Securities covering the automotive, industrial, coal, homebuilding and building products sectors as a member of the high yield and distressed debt trading team. Mr. Roberto began his career at AllianceBernstein, where he focused on client services and relationship management. Mr. Roberto has been a director of: American Railcar Industries, Inc., a railcar manufacturing company, since February 2014; American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since February 2014; CVR Partners LP, a nitrogen fertilizer company, since February 2014; WestPoint Home LLC, a home textiles manufacturer, since February 2014; and Viskase Companies, Inc., a meat casing company, since February 2014. American Railcar Industries, American Railcar Leasing, CVR Energy, CVR Partners, Westpoint Home and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Roberto received his B.A. in Economics from Williams College. Based upon Mr. Roberto's strong financial background and experience as an analyst, we believe that Mr. Roberto has the requisite set of skills to serve as a member of our board.

The directors of our general partner hold office until the earlier of their death, resignation or removal.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC and the NYSE. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2013. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2013, with the exceptions noted below.

One Form 4 and one amendment to Form 4, covering one transaction each, were filed late for each of Susan M. Ball, Edmund S. Gross, Robert W. Haugen, Wyatt E. Jernigan and Christopher G. Swanberg.
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

Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
We were formed in September 2012 for the purpose of holding the petroleum refining and logistics assets which, prior to the Initial Public Offering in January 2013, comprised a portion of the assets of CVR Energy. With the exception of Mr. David L. Landreth (commencing in January 2014), we do not directly employ any of the persons responsible for the management of our business. Except for Mr. Landreth, all of the executive officers that are responsible for managing our day to day affairs are executive officers of, and are employed by, CVR Energy, and dedicate a portion of their time to our business. Throughout this Annual Report, we refer to the following executives as our "named executive officers": John J. Lipinski, Chief Executive Officer; Susan M. Ball, Chief Financial Officer; Robert W. Haugen, Executive Vice President, Refining Operations; Wyatt E. Jernigan, Executive Vice President, Crude Oil Acquisition and Petroleum Marketing; and David L. Landreth, Senior Vice President, Economics and Planning.
The weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2013 are as follows: John J. Lipinski (55%); Susan M. Ball (45%); Robert W. Haugen (100%); Wyatt E. Jernigan (100%); and David L. Landreth (100%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy or CVR Partners.

During 2013, each of our named executive officers was employed and paid by CVR Energy. Their compensation was determined by CVR Energy. Effective January 2014, Mr. Landreth is employed by our general partner and his compensation is determined by our general partner. In addition, during 2013 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below. Pursuant to such services agreement, we are required to pay all compensation amounts allocated to us by CVR Energy, except for certain share-based compensation awarded by CVR Energy prior to December 2013, although we may object to amounts that we deem unreasonable. We also pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 to those personnel providing services to the Partnership via the services agreement.

Based on an internal review by the compensation committee of our general partner of our material compensation programs and its understanding of the material compensation programs of CVR Energy, the compensation committee of our general partner has concluded that there are no plans that provide meaningful incentives for employees, including the named executive officers, to take risks that would be reasonably likely to have a material adverse effect on the Partnership.
Prior to 2013, neither we nor our general partner reimbursed CVR Energy for the portion of the compensation paid to the named executive officers attributable to services performed for our business. However, we entered into a services agreement with our general partner and CVR Energy in connection with the Initial Public Offering, which provides, among other matters, that:

•	CVR Energy makes available to our general partner the services of CVR Energy executive officers and employees who serve as our general partner's executive officers; and

•
We, our general partner and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to certain share-based compensation awarded by CVR Energy prior to December 2013. As noted above, we also pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 to those personnel providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, our subsidiaries or we pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. We are required to pay all compensation amounts allocated to us by CVR Energy (except for certain share-based compensation), although we may object to amounts that we deem unreasonable. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."
During 2013, the named executive officers received all of their compensation and benefits for services performed for our business from CVR Energy, which compensation is set by CVR Energy. Although following the Initial Public Offering we bear an allocated portion of CVR Energy's costs of providing compensation and benefits (excluding certain share-based compensation) to the named executive officers, we have no control over such costs and do not establish or direct the compensation policies or practices of CVR Energy. We maintain the CVR Refining, LP Long-Term Incentive Plan (the "LTIP"), which was adopted on January 16, 2013 in connection with the Initial Public Offering. Aside from Mr. Landreth and the LTIP, neither we nor our general partner anticipate setting the compensation for the named executive officers or adopting any compensation or benefits arrangements in the near future. Rather, it is anticipated that the executive officers of our general partner (other than Mr. Landreth) will continue to have their compensation set by CVR Energy and will participate in CVR Energy's benefit plans and programs (with the exception of the LTIP, pursuant to which they may receive awards in the future).
The following discussion relates to our understanding of the compensation policies and programs of CVR Energy, as well as all compensation paid by CVR Energy to our named executive officers in 2013.
Compensation Objectives
CVR Energy's executive compensation objectives are threefold:

•	To align the executive officer's interest with that of CVR Energy's stockholders, which provides long-term economic benefits to the stockholders;

•	To provide competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and

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
Elements of the Compensation Program
For 2013, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with health and welfare benefits that are generally available to CVR Energy's other salaried employees.
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
Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with its review of executive officers' compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. To this end, Longnecker performed a study including an analysis that management reviewed and then provided to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the report and analysis prepared by Longnecker as members of CVR Energy's "peer group"- the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.
Base Salary.    Each of the named executive officers (other than Mr. Landreth) has an employment agreement with CVR Energy that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Energy to hire and retain executive officers, to enhance the executive officer's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee of CVR Energy takes into account the following factors: (i) CVR Energy's financial and operational performance for the year, (ii) the previous years' compensation level for each executive officer, (iii) peer group or market survey information for comparable public companies and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive officer's commitment and ability to: (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
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
Salaries are reviewed annually by CVR Energy's compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the executive officers in 2013 in conjunction with their responsibilities and expectations for 2014. They concluded their review in December 2013, and set the following base salaries for the named executive officers: $1,000,000 for Mr. Lipinski; $390,000 for Ms. Ball; $325,000 for Mr. Haugen, $292,500 for Mr. Jernigan; and $245,000 for Mr. Landreth. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
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
Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Energy believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of CVR Energy also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2013 for CVR Energy's named executive officers, target bonuses were the following percentages of each individual's base salary: Mr. Lipinski (250%); Ms. Ball (100%); Mr. Haugen, (120%); Mr. Jernigan (100%); and Mr. Landreth (80%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of CVR Energy based on a review of CVR Energy's peer group and discussions with CVR Energy management and the compensation committee of CVR Energy.
The named executive officers had the opportunity to earn bonuses in respect of 2013 performance pursuant to the CVR Energy Inc. Performance Incentive Plan (the "CVR Energy PIP"). The payment of annual bonuses for the 2013 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by CVR Energy based on a review of its peer group and discussions between CVR Energy's board of directors, management and its compensation committee, and were selected with the goals of optimizing operations, maintaining financial stability, and providing for a safe work environment and environmental safety generally. These measures were intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee of CVR Energy approved the threshold, target and maximum performance goals with respect to each measure.
All of the named executive officers participate in the CVR Energy PIP and had the same measures, with the exception of Messrs. Haugen and Jernigan who are subject to certain separate financial and safety measures specifically designed for the petroleum segment of CVR Energy's business.
The 2013 financial measures included the following: consolidated adjusted EBITDA, which was derived from earnings before interest, taxes, depreciation and amortization, share-based compensation, loss on extinguishment of debt, first-in, first-out (FIFO) accounting impacts, increase in non-controlling interest, and losses or gains on derivatives not in the business plan and asset impairment charges (which, for Messrs. Haugen and Jernigan, was with respect to the petroleum segment only).
The 2013 operational measures were petroleum reliability for the Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day. Awards could not be paid with respect to the operational measures unless the threshold of the relevant performance goal was achieved.
The 2013 safety measures included the following: consolidated OSHA recordable injury statistics (based upon enterprise-wide OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated OSHA lost time injury statistics (based upon enterprise-wide OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated EH&S severity statistics (based upon enterprise-wide EH&S severity and inclusive of petroleum, fertilizer and crude transportation); consolidated air reportable releases (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 2 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).
The table below reflects the following: (i) the financial, operational and safety measures used to determine 2013 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2013 bonus that will be determined based on each such measure. The executives could have received 0%, 100% or up to 200% of the applicable target amount for each of the financial measures, 50%, 100%, or up to 150% of the applicable target amount for each of the operational measure, and 0%, 100% or up to 200% of the applicable target amount for each of the safety measures, in each case, for levels of performance attained at threshold, target and maximum, respectively.

2013 Performance Measure	2013 Performance Goals Threshold/Target/Maximum	2013 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA	Threshold: $543.1 million Target: $1,011.1 million Maximum: $1,480.7 million	$817.2 million	30% of bonus for Mr. Lipinski, Ms. Ball, and Mr. Landreth
Consolidated adjusted EBITDA — Petroleum segment only	Threshold: $447.9 million Target: $895.8 million Maximum: $1,343.7 million	$714.1 million	30% of bonus for Messrs. Haugen and Jernigan
Petroleum reliability measures	Threshold: 159,916 bpd Target: 171,952 bpd Maximum: 180,549 bpd	187,568 bpd	50% of bonus for Mr. Lipinski, Ms. Ball, and Mr. Landreth
Coffeyville petroleum reliability measures	Threshold: 100,708 bpd Target: 108,288 bpd Maximum: 113,702 bpd	110,541 bpd	30% of bonus for Messrs. Haugen and Jernigan
Wynnewood petroleum reliability measures	Threshold: 59,208 bpd Target: 63,664 bpd Maximum: 66,847 bpd	77,027 bpd	20% of bonus for Messrs. Haugen and Jernigan
Petroleum environmental health and safety measures	Threshold: 0% of refining payout levels Target: 20% of refining payout levels Maximum: 40% of refining payout levels	38.50%	15% of bonus for Mr. Lipinski, Ms. Ball, and Mr. Landreth
Nitrogen environmental health & safety measures	Threshold: 0% of nitrogen payout levels Target: 20% of nitrogen payout levels Maximum: 40% of nitrogen payout levels	35.13%	5% of bonus for Mr. Lipinski, Ms. Ball, and Mr. Landreth
Petroleum consolidated OSHA recordable injury statistics	Threshold: 13 recordable events Target: 10 recordable events Maximum: 4 recordable events	3 recordable events	2% of bonus for Messrs. Haugen and Jernigan
Petroleum consolidated OSHA lost time injury statistics	Threshold: 6 recordable events Target: 3 recordable events Maximum: 0 recordable events	0 recordable events	2% of bonus for Messrs. Haugen and Jernigan
Petroleum consolidated EH&S severity statistics	Threshold: 6 recordable events Target: 3 recordable events Maximum: 0 recordable events	0 recordable events	2% of bonus for Messrs. Haugen and Jernigan
Petroleum consolidated air reportable release	Threshold: 43 recordable events Target: 38 recordable events Maximum: 27 recordable events	25 recordable events	2% of bonus for Messrs. Haugen and Jernigan
Consolidated air reportable release quantity	Threshold: 1,368,000 pounds Target: 1,056,000 pounds Maximum: 941,000 pounds	140,103 pounds	1% of bonus for Messrs. Haugen and Jernigan
Petroleum consolidated Tier 1 process safety events	Threshold: 6 recordable events Target: 2 recordable events Maximum: 0 recordable events	0 recordable events	3% of bonus for Messrs. Haugen and Jernigan
Petroleum consolidated Tier 2 process safety events	Threshold: 6 recordable events Target: 4 recordable events Maximum: 0 recordable events	2 recordable events	2% of bonus for Messrs. Haugen and Jernigan
Reportable quantity spills — Pipeline	Threshold: 4 recordable events Target: 3 recordable events Maximum: 1 recordable events	2 recordable events	1% of bonus for Messrs. Haugen and Jernigan
Spills to Waters of U.S. — Pipeline	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for Messrs. Haugen and Jernigan
Reportable Quantity Spills — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for Messrs. Haugen and Jernigan
Spills to Waters of U.S. — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for Messrs. Haugen and Jernigan
Trucking Incidents — On Road	Threshold: 4 recordable events Target: 2 recordable events Maximum: 1 recordable events	0 recordable events	1% of bonus for Messrs. Haugen and Jernigan
Trucking Incidents — Severity	Threshold: 3 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1% of bonus for Messrs. Haugen and Jernigan
As a result of these levels of performance, Mr. Lipinski, Ms. Ball and Mr. Landreth earned approximately 130.20%, and Messrs. Haugen and Jernigan earned approximately 122.56%, of their respective target bonuses.

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
Perquisites
CVR Energy pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all non-union employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2013 was less than $10,000.
Other Forms of Compensation
Each of the CVR Energy named executive officers (other than Mr. Landreth) has provisions in their respective employment agreements with CVR Energy for certain severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.
Compensation Committee Report

The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee
Vincent J. Intrieri (Chairman)
Samuel Merksamer
Daniel A. Ninivaggi

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2013, 2012 and 2011 (except as otherwise designated below). All compensation paid to the named executive officers by CVR Energy is reflected in the table, not only the portion of compensation attributable to services performed for our business. However, equity awards granted by CVR Energy prior to December 2013 are not included in this table as we are not obligated under the services agreement to reimburse CVR Energy for any portion of such awards made by CVR Energy. Commencing with awards made in December 2013, we are obligated to pay for our allocated portion of performance unit and incentive unit award made to those personnel providing services to CVR Refining via the services agreement.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John J. Lipinski,	2013	950,000	2,889,236	9,442,250	29,933	13,311,419
Chief Executive Officer	2012	950,000		3,771,738	25,105	4,746,843
	2011	900,000		2,541,206	24,751	3,465,957
Susan M. Ball,	2013	360,000	896,838	468,720	17,629	1,743,187
Chief Financial Officer	2012	281,189		379,886	16,869	677,944
Robert W. Haugen,	2013	315,000	548,083	463,277	22,141	1,348,501
Executive Vice President	2012	290,000		535,294	19,829	845,123
Refining Operations	2011	275,000		349,421	16,134	640,555
Wyatt E. Jernigan	2013	280,000	548,083	343,168	24,926	1,196,177
Executive Vice President
Crude Oil Acquisition and
Petroleum Marketing
David L. Landreth	2013	235,000	403,481	244,776	7,451	890,708
Vice President,
Economics and Planning
_______________________________________

(1)
For 2013, the above table reflects the aggregate grant date fair value for certain performance units granted in December 2013 to Mr. Lipinski, for incentive units granted to Ms. Ball and Messrs. Haugen and Jernigan by CVR Energy in December 2013, and for phantom units granted to Mr. Landreth by CVR Refining, LP in December 2013. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement.

(2)
Amounts in this column for 2013, 2012, and 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during those years, paid in 2014, 2013, and 2012 respectively. For Mr. Lipinski, the amount for 2013 also reflects the aggregate grant date fair value for certain performance units granted in December 2013 that are valued based on a performance factor that is tied to certain operational performance metrics.

(3)
Amounts in this column for 2013 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $15,300 for Messrs. Lipinski, Haugen, and Jernigan and Ms. Ball, and $2,150 for Mr. Landreth; (b) $9,851 for Mr. Lipinski, $1,501 for Ms. Ball, $4,349 for Mr. Haugen, $6,062 for Mr. Jernigan, and $3,340 for Mr. Landreth in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $4,782 for Mr. Lipinski, $829 for Ms. Ball, $2,492 for Mr. Haugen, $3,564 for Mr. Jernigan, and $1,961 for Mr. Landreth in premiums paid by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

As described in more detail in the Compensation Discussion and Analysis, during 2013 our named executive officers were employed by CVR Energy and dedicated only a portion of their time to our business in 2013, except for Messrs. Haugen, Jernigan and Landreth who dedicated 100% of their time to the business. The following 2013 cash compensation paid to the named executive officers who are employed by CVR Energy was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2013:

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($) (a)	Other ($)
John J. Lipinski	522,500	—	3,859,488	16,463
Susan M. Ball	162,000	—	210,924	7,933
(a) For Mr. Lipinski, this total represents amounts payable under both the CVR Energy PIP, as well as amounts related to certain performance units issued in December 2013.
Grants of Plan-Based Awards
The following table sets forth information regarding amounts that could have been earned under the CVR Energy PIP with respect to the 2013 year, as well as certain performance unit and incentive unit awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)
John J. Lipinski		593,750	2,375,000	4,156,250	—	—
	12/19/2013	2,625,000	3,750,000	4,125,000	—	—
	12/19/2013	1,820,000	2,600,000	2,860,000
	12/19/2013				132,170	2,889,236
Susan M. Ball		90,000	360,000	630,000	—	—
	12/31/2013				39,648	896,838
Robert W. Haugen		94,500	378,000	661,500	—	—
	12/31/2013				24,230	548,083
Wyatt E. Jernigan		70,000	280,000	490,000	—	—
	12/31/2013				24,230	548,083
David L. Landreth		47,000	188,000	329,000	—	—
	12/27/2013				18,723	403,481
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Energy PIP in respect of 2013 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2013 set by the compensation committee of CVR Energy are described in the Compensation Discussion and Analysis. For Mr. Lipinski, amounts also reflect amounts that could be earned under certain performance units issued in December 2013 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain performance unit awards to Mr. Lipinski, the incentive unit awards to Ms. Ball and Messrs. Haugen, and Jernigan, and phantom unit awards to Mr. Landreth during 2013, computed in accordance with FASB ASC Topic 718.

Employment Agreements
John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011 and January 1, 2014. The agreement has a three year term continuing through December 31, 2016, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2014. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for one year following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " - Change-in-Control and Termination Payments."
Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009, and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of Chief Financial Officer, and amended again on December 31, 2013. The agreement has a term extending through December 31, 2015, unless otherwise terminated by CVR Energy or Ms. Ball. The annual salary in effect for Ms. Ball effective January 1, 2013 was $360,000. Ms. Ball is also eligible to receive a performance-based annual cash bonus with a target payment equal to 100% of her annual base salary to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " - Change-in-Control and Termination Payments."
Robert W. Haugen and Wyatt E. Jernigan. On July 12, 2005, CRLLC entered into employment agreements with each of Messrs. Haugen and Jernigan, which were subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. The agreements were amended and restated effective January 1, 2010 and on January 1, 2011, and amended again on December 31, 2013. The agreements with Messrs. Haugen and Jernigan each have a term extending through December 31, 2014, unless otherwise terminated earlier by either party to the agreement. The employment agreements provide for annual base salaries and also provide that each executive officer is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salaries in effect for Messrs. Haugen and Jernigan effective as of January 1, 2013 are $315,000 and $280,000, respectively, and the target annual bonus percentages for these executive officers are as follows: Mr. Haugen (120%); and Mr. Jernigan (100%). These executives are also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreements required the executive officers to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during their employment and for one year following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
David L. Landreth. Mr. Landreth does not have an employment agreement. The annual salary in effect for Mr. Landreth effective January 1, 2013 was $235,000. Mr. Landreth is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Refining LTIP that were held by certain of the named executive officers as of December 31, 2013, as well as outstanding performance unit and incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
John J. Lipinski	132,170	(2)	2,989,685
Susan M. Ball	39,648	(3)	896,838
Robert W. Haugen	24,230	(3)	548,083
Wyatt E. Jernigan	24,230	(3)	548,083
David L. Landreth	18,723	(4)	423,514
_______________________________________

(1)
This column represents the closing price of the units on December 31, 2013, which was $22.62 for the performance, incentive, and phantom units, multiplied by the number of unvested units outstanding on such date.

(2)
The performance units reflected in this table are scheduled to become vested on December 31, 2014, provided Mr. Lipinski continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments: below. The Partnership will share in it's prorated share of the costs associated with these awards based on the percentage of time that Mr. Lipinski dedicates to our business during 2014.

(3)
The incentive units reflected in this table are scheduled to vest in one-third annual increments beginning on December 27, 2014, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in it's prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during 2014.

(4)
The phantom units reflected in this table are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

Reimbursement of Expenses of Our General Partner
Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining - Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ending December 31, 2013, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $77.4 million.
Our partnership agreement provides that our general partner determines which of its affiliates' expenses are allocable to us and the services agreement provides that CVR Energy invoice us monthly for services provided thereunder. Our general partner may dispute the costs that CVR Energy charges us under the services agreement, but we are not entitled to a refund of any disputed cost unless it is determined not to be a reasonable cost incurred by CVR Energy in connection with services it provided.
Change-in-Control and Termination Payments
Under the terms of the named executive officers' employment agreements with CVR Energy, they may be entitled to severance and other benefits from CVR Energy following the termination of their employment with CVR Energy. Mr. Landreth does not have an employment agreement and is not entitled to any severance and other benefits from CVR Energy following the termination of his employment. The amounts of potential post-employment payments and benefits in the narrative and table below with respect to Messrs. Lipinski, Haugen, Jernigan and Landreth and Ms. Ball assume the triggering event took place on December 31, 2013, are based on salaries as of December 31, 2013 and assume the payment of bonuses at 100% of target. Pursuant to the services agreement that we entered into with CVR Energy in connection with the Initial Public Offering, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which for the named executive officers is limited to Messrs. Haugen, Jernigan and Landreth.
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

Susan M. Ball, Robert W. Haugen and Wyatt E. Jernigan.    Pursuant to their employment agreements as in effect on December 31, 2013, if the employment of Ms. Ball or Messrs. Haugen or Jernigan is terminated either by CVR Energy without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months, (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits for 12 months at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of the named executive officers is terminated either by CVR Energy without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Ms. Ball, the severance period and benefit continuation period is extended to 24 months, and she will also receive monthly payments equal to 1/12 of their respective target bonuses for the year of termination during the 24 month severance period. Mr. Haugen and Mr. Jernigan will receive monthly payments equal to 1/12 of their target bonus for the year of termination for 12 months. Upon a termination by reason of these executives' employment upon retirement after reaching age 62, in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer.
In the event that Ms. Ball, Messrs. Haugen or Jernigan are eligible to receive continuation of Welfare Benefits at active-employee rates but are not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing the executives with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay the executives on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.
As a condition to receiving these severance payments and benefits, the named executive officer must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to an named executive officer would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the named executive officer on an after-tax basis than if there were no reduction. These named executive officers would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him/her voluntarily without good reason and not by reason of retirement, death or disability. The agreements require each of the named executive officers to abide by a perpetual restrictive covenant relating to non-disclosure. The agreements also include covenants relating to non-solicitation and non-competition during their employment terms and for one year following the end of the terms.
The tables that follow reflects the severance that would have been paid to each of the CVR Energy named executive officers, had their employment been terminated under certain circumstances as of December 31, 2013 and assume the payment of bonuses at 100% of target.

	Cash Severance ($)					Benefit Continuation ($)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	5,225,000	5,225,000	2,375,000	5,225,000	12,350,000	—	—	71,666	71,666	71,666
Susan M. Ball	—	—	360,000	720,000	1,800,000	—	—	31,220	15,610	31,220
Robert W. Haugen	—	—	378,000	693,000	1,071,000	—	—	40,242	20,121	20,121
Wyatt E. Jernigan	—	—	280,000	560,000	840,000	—	—	37,763	18,882	18,882
David L. Landreth	—	—	—	—	—	—	—	—	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

The employment agreements for Mr. Lipinski, Ms. Ball and Messrs. Haugen and Jernigan were amended effective January 1, 2014.

With respect to Mr. Lipinski, as of January 1, 2014: (i) in the event of Mr. Lipinski’s termination by CVR Energy other than for cause or disability, or Mr. Lipinski’s resignation for good reason (as each term is defined in his employment agreement), rather than receiving salary continuation and welfare benefits for 36 months following termination, Mr. Lipinski will receive salary continuation and welfare benefits for the lesser of (A) 36 months and (B) the greater of (x) the remainder of the term of the employment agreement and (y) 12 months (such period, the “Post-Employment Period”); (ii) in the event of Mr. Lipinski’s termination by CVR Energy due to his disability, rather than receiving supplemental disability payments for 36 months following termination, Mr. Lipinski will receive such payments for the Post-Employment Period; (iii) in the event of Mr. Lipinski’s termination due to his death, rather than his estate receiving the base salary which Mr. Lipinski would have received had he remained employed under the Employment Agreement for a total of 36 months, Mr. Lipinski’s estate will receive his base salary for the Post-Employment Period; and (iv) in the event of Mr. Lipinski’s termination due to his retirement (as defined in the employment agreement), (x) rather than receiving welfare benefits for 36 months following his retirement, Mr. Lipinski will receive welfare benefits for the Post-Employment Period and (y) rather than the provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support for 36 months following his retirement, those items will be provided to Mr. Lipinski during the Post-Employment Period at CVR Energy's expense and, at Mr. Lipinski's request, for two years following the Post-Employment Period at Mr. Lipinski's expense.

With respect to Ms. Ball, as of January 1, 2014: (i) in the event of such named executive officer's termination by CVR Energy other than for cause or disability or such named executive officer’s resignation for good reason (as each term is defined in their respective employment agreement), rather than receiving salary continuation and welfare benefits for 12 months following termination, such named executive officer will receive salary continuation and welfare benefits for the lesser of (A) 12 months and (B) the remainder of the term of their respective employment agreement (such period, the "Severance Period"); (ii) in the event of (A)(x) such named executive officer’s termination by CVR Energy other than for cause or disability or (y) such named executive officer’s resignation for good reason, in each case within the one-year period following a change in control (as defined in their respective employment agreement) or (B) a change in control related termination (as defined in their respective employment agreement) such named executive officer, rather than receiving (1) an additional 12 months base salary, (2) a payment equal to 1/12 of the target annual bonus each month for two years following such a termination and (3) an additional 12 months of welfare benefits, will receive a payment equal to 1/12 of the target annual bonus each month during the Severance Period; and (iii) the retirement age for Ms. Ball was raised from 62 to 65.

With respect to Mr. Haugen and Mr. Jernigan, as of January 1, 2014: (i) in the event of such officer's termination by CVR Energy other than for cause or disability or his resignation for good reason (as each term is defined in his employment agreement), rather than receiving salary continuation and welfare benefits for 12 months following termination, he will receive salary continuation and welfare benefits for the lesser of (A) 12 months and (B) the remainder of the term of his employment agreement; (ii) the retirement age for Mr. Haugen was raised from 62 to 65.

Each of our named executive officers has been granted restricted stock units pursuant to the CVR Energy LTIP.

The awards that were granted in December 2012 consist of restricted stock units and dividend equivalent rights, which represent the right to receive, upon vesting, a cash payment equal to the fair market value of one share of CVR Energy common stock, plus the cash value of all dividends that were declared and paid by CVR Energy during the vesting period for that award. Awards of restricted stock units granted prior to the December 2012 grants represent the holder's right to receive, upon vesting, a cash payment equal to the lesser of $30.00 or the fair market value of a share of CVR Energy common stock, as defined in the Transaction Agreement. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances.

The awards that were granted in December 2012 become immediately vested in the event of the relevant named executive officer's death or disability. In addition, (a) the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) with respect to all named executive officers other than Mr. Landreth, such named executive officer's employment is terminated under certain circumstances prior to a change in control; and (b) if such named executive officer is terminated other than for cause or resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Energy LTIP.

The restricted stock units that were granted prior to December 2012 become immediately vested in the event of the relevant named executive officer's death, disability or retirement, or in the event of any of the following: (a) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (b) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (c) with respect to all named executive officers other than Mr. Landreth, such named executive officer's employment is terminated under certain circumstances prior to a change in control. The terms disability, retirement, cause, good reason and change in control are all defined in the CVR Energy LTIP. In addition, in the event that a named executive officer (other than Mr. Jernigan or Mr. Landreth) is terminated by CVR Energy without cause and other than for disability at any time on or following the date that the applicable executive officer reaches age 60, then such executive officer's restricted stock units will vest immediately. As of the date of this Annual Report, this acceleration provision would apply to Mr. Lipinski, who is at least 60 years old as of such date.

In December 2013, CVR Energy granted Mr. Lipinski three separate awards of performance units. Awards 1 and 2 represent the right to receive a cash payment equal to $1,000 multiplied by certain performance factors. Award 3 represents the right to receive a cash payment equal to the product of (a) the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2014 plus the amount of distributions paid on a share of CVR Refining between December 19, 2013 and the last day of the 10 trading days described above and (b) the applicable performance factor. The awards are subject to transfer restrictions and carry performance cycles ending on June 30, 2014, December 15, 2014 and December 31, 2014. In the event of Mr. Lipinski’s termination of employment prior to, (i) with respect to Award 1 and Award 2, the applicable payment date and (ii) with respect to Award 3, December 31, 2014 (x) by reason of Mr. Lipinski’s death or disability, (y) by CVR Energy other than for cause or (z) by reason of Mr. Lipinski’s resignation for good reason (as each term is defined in the CVR Energy LTIP), all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated.

Also in December 2013, CVR Energy granted Ms. Ball and Messrs. Haugen and Jernigan awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on December 27, 2014. The awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If such named executive officer is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

Mr. Landreth was awarded phantom units and distribution equivalent rights pursuant to the LTIP in December 2013. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on December 27, 2014. If Mr. Landreth is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

The following table reflects the value of accelerated vesting of the unvested restricted stock units, incentive units and phantom units held by the named executive officers assuming the triggering event took place on December 31, 2013. For purposes of: (a) the December 2012 restricted stock unit awards, the value is based on the closing price of the CVR Energy's common stock as of December 31, 2013 date, which was $43.43 per share; (b) the restricted stock unit awards prior to December 2012, the value is based on a value of $30.00 per share in accordance with the Transaction Agreement; and (c) for purposes of the December 2013 incentive unit and phantom unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2013, or $22.70 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated.

Value of Accelerated Vesting of Restricted stock unit and Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
John J. Lipinski	2,669,520	2,669,520	2,669,520	2,669,520	2,669,520
Susan M. Ball	760,278	760,278	274,470	—	1,660,288
Robert W. Haugen	598,247	598,247	264,270	—	1,148,268
Wyatt E. Jernigan	553,489	553,489	249,870	—	1,103,510
David L. Landreth	403,374	403,374	160,470	—	403,374
_______________________________________

(1)
Termination without cause or resignation for good reason not in connection with a change in control. The values included for Mr. Lipinski reflect accelerated vesting by reason of termination without cause after such executive has reached age 60.

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
The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash / Total Compensation (1)($)
Glenn R. Zander	85,677
Kenneth Shea	81,000
Jon R. Whitney	82,833

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table presents information regarding beneficial ownership of our common units as of February 18, 2014:

•	our general partner;

•	each of our general partner's directors;

•	each of our general partner's executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
CVR Refining GP, LLC(2)
CVR Energy, Inc.(3)	104,790,764	71.0%
John J. Lipinski(4)	200,000	*
Stanley A. Riemann	40,000	*
Susan M. Ball	8,000	*
Edmund S. Gross	8,000	*
Robert W. Haugen	4,000	*
Wyatt E. Jernigan	50,000	*
Christopher G. Swanberg	5,000	*
David L. Landreth	11,000	*
Vincent J. Intrieri	20,000	*
Samuel Merksamer	6,000	*
Carl C. Icahn(5)	110,790,764	75.0%
Daniel A. Ninivaggi	—	—
SungHwan Cho	—	—
Glenn R. Zander	5,000	*
Jon R. Whitney	6,000	*
Andrew Roberto	—	0
Kenneth Shea	—	—
All directors and executive officers of our general partner as a group (17 persons)(6)	111,153,764	75.3%
_______________________________________

*	Less than 1%

(1)	Based on 147,600,000 common units outstanding as of February 18, 2014.

(2)	CVR Refining GP, LLC, a wholly owned subsidiary of CVR Refining Holdings, is our general partner and manages and operates our business and has a non-economic general partner interest.

(3)
104,778,764 of these common units are owned of record by CVR Refining Holdings, LLC and 12,000 of these common units are owned of record by CVR Refining Holdings Sub, LLC, each of which is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy, Inc. is a publicly traded company. The directors of CVR Energy are Carl C.

Icahn, Bob G. Alexander, SungHwan Cho, Vincent J. Intrieri, Samuel Merksamer, Stephen Mongillo, Andrew Roberto, James M. Strock and John J. Lipinski.

(4)
Mr. Lipinski owns 80,000 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 120,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust.

(5)
The following disclosures are based on a Schedule 13D/A filed with the Commission on June 10, 2013 by CVR Refining Holdings, CRLLC, CRRM, Coffeyville Refining & Marketing Holdings, Inc. ("CRRM Holdings"), CVR Energy, IEP Energy LLC ("IEP Energy"), IEP Energy Holding LLC ("Energy Holding"), American Entertainment Properties Corp. ("AEP"), Icahn Building LLC ("Building"), Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"), Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), Beckton Corp. ("Beckton"), and Carl C. Icahn (collectively, the "Icahn Reporting Persons").

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
According to the filing, CVR Refining Holdings has sole voting power and sole dispositive power with regard to 104,778,764 common units, and may be deemed to have shared voting power and shared dispositive power with regard to 12,000 common units owned of record by CVR Refining Holdings Sub, LLC ("CVRR Holdings Sub"). Each of CRLLC, CRRM, CRRM Holdings, CVR Energy, IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units. AEP has sole voting power and sole dispositive power with regard to 2,000,000 common units. Each of Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units. Icahn Enterprises Holdings has sole voting power and sole dispositive power with regard to 4,000,000 common units. Each of Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units.
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

(6)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (1) the 200,000 common units owned directly or indirectly by Mr. Lipinski, the 40,000 common units owned by Mr. Riemann, the 8,000 common units owned by Ms. Ball, the 8,000 common units owned by Mr. Gross, the 4,000 common units owned by Mr. Haugen, the 50,000 common units owned by Mr. Jernigan, the 5,000 common units owned by Mr. Swanberg and the 11,000 common units owned by Mr. Landreth, (2) the 20,000 common units owned by Mr. Intrieri, (3) the 6,000 common units owned by Mr. Merksamer, (4) the 110,790,764 common units owned directly or indirectly by Mr. Icahn, (5) the 5,000 common units owned by Mr. Zander, and (6) the 6,000 common units owned by Mr. Whitney.

The following table sets forth, as of February 18, 2014, the number of shares of common stock of CVR Energy beneficially owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
John J. Lipinski
Stanley A. Riemann
Susan M. Ball
Edmund S. Gross
Robert W. Haugen	1	*
Vincent J. Intrieri
Samuel Merksamer
Carl C. Icahn(2)	71,198,718	82%
Daniel A. Ninivaggi
SungHwan Cho
Glenn R. Zander
Jon R. Whitney
Andrew Roberto
Kenneth Shea
All directors and executive officers of our general partner as a group (17 persons)	71,198,719	82%
_______________________________________

*	Less than 1%

(1)	Percentage calculated based upon 86,831,050 shares of common stock outstanding as of February 18, 2014.

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
_______________________________________

(1)
Represents units that remain available for future issuance pursuant to the LTIP in connection with awards of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. As of December 31, 2013, no awards had been granted under the LTIP to any of our named executive officers that would reduce the units available for issuance.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
CVR Energy indirectly owns (i) 104,790,764 common units, representing approximately 71% of our outstanding common units and (ii) our general partner with its non-economic general partner interest in us that does not entitle it to receive distributions. In addition, an affiliate of Icahn Enterprises, the majority stockholder of CVR Energy, owns 6,000,000 of our common units, representing approximately 4% of our outstanding common units.
Distributions and Payments to CVR Energy and its Affiliates
The following table summarizes the distributions and payments made by us to CVR Energy and its affiliates (including our general partner) in connection with the formation, Initial Public Offering, Underwritten Offering and ongoing operations. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Formation Stage
The consideration received by CVR Energy and its affiliates for our formation	• A non-economic general partner interest • 100% of our limited partner interests

Redemption of CRLLC's First Lien Notes
• On October 23, 2012 CVR Refining, LLC and Coffeyville Finance sold $500.0 million aggregate principal amount of the 2022 Notes and used the net proceeds therefrom to redeem the First Lien Notes issued by CRLLC and Coffeyville Finance.

Initial Public Offering
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

Post-IPO Operational Stage
Distributions to CVR Energy and its subsidiaries
• We will generally make cash distributions to our unitholders, including CVR Refining Holdings, pro rata. As of February 18, 2014, CVR Energy and its subsidiaries own approximately 71% of our common units and would receive a pro rata percentage of the available cash that we distribute in respect thereof.

Payments to our general partner and its affiliates
• We will reimburse our general partner and its affiliates for all expenses incurred on our behalf. In addition, we will reimburse CVR Energy for certain operating expense and for the provision of various general and administrative services for our benefit under the services agreement.

Underwritten Offering
Proceeds from the sale of additional common units to the public	• We utilized the net proceeds received in connection with the sale of 12,000,000 common units in the Underwritten Offering to the public to redeem an equal number of units from CVR Refining Holdings.

Proceeds from sale of units to American Entertainment Properties Corporation ("AEPC"), an affiliate of Icahn Enterprises	• An affiliate of CVR Energy sold 2,000,000 common units to AEPC, an affiliate of Icahn Enterprises. We did not receive any of the proceeds from this sale.

Proceeds from option units	• We utilized the net proceeds received in connection with the underwriters' partial exercise of their 30-day option to redeem 1,209,236 common units from CVR Refining Holdings.

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
Intercompany Credit Facility
In connection with the Initial Public Offering, on January 23, 2013, we entered into a new $150.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. As of December 31, 2013, we had borrowings of $31.5 million outstanding under the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Intercompany Credit Facility."
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
Our pet coke sales price per ton sold averaged $27, $30 and $28 for the years ended December 31, 2013, 2012 and 2011, respectively. Our total sales to CVR Partners were approximately $9.6 million, $9.9 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Pursuant to the feedstock agreement, we, through our wholly-owned subsidiary CRRM, and CVR Partners transfer excess hydrogen to one another. CVR Partners is only obligated to provide hydrogen to us upon demand if the hydrogen is not required for operation of CVR Partners' fertilizer plant, as determined in a commercially reasonable manner based upon CVR Partners' current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. The price we pay for purchases of hydrogen from CVR Partners is based on ammonia prices for sales of hydrogen up to a designated amount. For purchases of hydrogen in excess of that amount, the price we pay reverts to a UAN pricing structure to make CVR Partners whole, as if CVR Partners had produced UAN for sale. Pricing for sales of hydrogen by us to CVR Partners is based off of the price of natural gas. The hydrogen sales that we and CVR Partners make to each other are netted on a monthly basis, and we or CVR Partners will be paid to the extent that either of us sells more hydrogen than purchased in any given month. For the years ended December 31, 2013, 2012 and 2011, we recorded approximately $11.4 million, $6.3 million and $14.2 million, respectively, in cost of product sold for net monthly purchases of hydrogen from CVR Partners. For the years ended December 31, 2013, 2012 and 2011, we recorded net monthly sales for transfers of excess hydrogen to CVR Partners of $0.6 million, $0.2 million and $1.0 million, respectively.
We, through our wholly-owned subsidiary CRRM, are obligated, upon reasonable notice or request of CVR Partners, to use commercially reasonable efforts to provide high-pressure steam to CVR Partners for the commencement or recommencement of its nitrogen plant operations or for use at its Linde air separation plant. CVR Partners is similarly obligated to provide high-pressure steam to us that it produces but does not require after we provide reasonable notice requesting the same. For the years ended December 31, 2013, 2012 and 2011, net reimbursed or (paid) direct operating expenses were $(0.1) million, $10,000 and $0.2 million, respectively, related to high pressure steam. CVR Partners is also obligated to make available to us any nitrogen produced by the Linde air separation plant that is not required for the operation of CVR Partners'

nitrogen fertilizer plant, as determined by CVR Partners in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in the CVR Partners electric bill. For the years ended December 31, 2013, 2012 and 2011, we paid CVR Partners approximately $0.5 million, $1.4 million and $1.5 million, respectively, for nitrogen.
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
The agreement has an initial term of 20 years (ending October 2027) and will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at CVR Partners' nitrogen fertilizer plant or our Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding, or otherwise becomes insolvent.
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

•	engaging in any fertilizer restricted business if CVR Partners has previously advised CVR Energy that CVR Partners has elected not to acquire such business;

•	or acquiring up to 9.9% of any class of securities of any publicly traded company that engages in any fertilizer restricted business.
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
As payment for services provided under the agreement, we, our general partner, or our subsidiaries, must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges. We must pay CVR Energy within 15 days for invoices it submits under the agreement.
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
Either CVR Energy or our general partner is allowed to temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. CVR Energy also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve CVR Energy from its obligations under the agreement. After January 23, 2014, either CVR Energy or our general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, our general partner may terminate the agreement immediately if CVR Energy becomes bankrupt, or dissolves or commences liquidation or winding-up procedures.
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
Net amounts incurred under the services agreement for the year ended December 31, 2013 were approximately $87.3 million.
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
Agreements with Affiliates of IEP
Insight Portfolio Group
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. We participate in Insight Portfolio Group’s buying group through our relationship with CVR Energy. We may purchase a variety of goods and services as members of the buying group at prices and on terms that we believe would be more favorable than those which would be achieved on a stand-alone basis.
International Truck Purchase
During the year ended December 31, 2013, we purchased seven trucks from a subsidiary of Navistar International Corporation ("Navistar") for approximately $0.8 million.
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

Item 14.    Principal Accounting Fees and Services
KPMG LLP ("KPMG") served as the Partnership's independent public registered accounting firm to August of 2013. In August of 2013, the audit committee selected Grant Thornton LLP ("Grant Thornton") as our independent registered public accounting firm. The audit committee has not selected the independent registered public accounting firm for the fiscal year ending December 31, 2014.
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrrefining.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2013.
The following table presents fees billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal year December 31, 2013:

Fiscal
Year 2013
Audit fees(1)	$933,300
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$933,300

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal year ended December 31, 2013, the audit of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal year 2013. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

The following table presents fees billed for professional services and other services in the following categories and amounts by KPMG for the fiscal years December 31, 2013 and 2012:

	Fiscal	Fiscal
	Year 2013	Year 2012
Audit fees(1)	$358,800	$1,665,300
Audit-related fees	—	115,000
Tax fees(2)	183,800	—
All other fees	—	—
Total	$542,600	$1,780,300

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2013 and 2012, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal years 2013 and 2012. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

(2)    Tax fees consist of fees for general income tax consulting and tax compliance.

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

10.2**++	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).

10.2.1*++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement

10.3**
Services Agreement, dated December 31, 2012, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 29, 2013).

10.4**
Trademark License Agreement, dated as of January 23, 2013, by and between CVR Refining, LP and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on January 29, 2013).

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

Exhibit Number	Exhibit Title
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

10.13**
Senior Unsecured Revolving Credit Agreement, dated as of January 23, 2013, by and between CVR Refining, LLC and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on January 29, 2013).

10.14**
Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.15**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.16**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007).

Exhibit Number	Exhibit Title
10.16.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008 (Commission File No. 001-33492)).

10.16.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008 (Commission File No. 001-33492)).

10.17**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.17.1*
Amendment to Amended and Restated Feedstock and Shared Services Agreement, dated as of December 30, 2013, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC.

10.18**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.19**†
Amended and Restated Crude Oil Supply Agreement dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.16 to the Partnership's Form S-1 filed on October 1, 2012).

10.20**†
Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, by and between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.17 to the Partnership's Form S-1/A filed on November 27, 2012).

10.21*++	Fourth Amended and Restated Employment Agreement, dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski.

10.22**++
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 of CVR Energy Inc.'s Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012) (Commission File No. 001-33492)).

10.22.1*++	Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Susan M. Ball.

10.23**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.5 to the CVR Energy,  Inc.'s Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011 (Commission File No. 001-33492)).

10.23.1*++	Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Robert W. Haugen.

10.24*++	Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Wyatt E. Jernigan.

10.24.1*++	Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Wyatt E. Jernigan.

10.25**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 23, 2013).

Exhibit Number	Exhibit Title
21.1**	List of Subsidiaries of CVR Refining, LP (incorporated by reference to Exhibit 21.1 to the Partnership's Form S-1 filed on October 1, 2012).

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101*
The following financial information for CVR Refining LP's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations, (3) Consolidated and Combined Statement of Changes in Partners' Capital/Divisional Equity, (4) Consolidated and Combined Statements of Cash Flows, (5) the Notes to Consolidated and Combined Financial Statements, tagged in detail.

_______________________________________

*	Filed herewith.

**	Previously filed.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.

++	Denotes management contract or compensatory plan or arrangement.
PLEASE NOTE:    Pursuant to the rules and regulations of the SEC, we may file or incorporated by reference agreements as exhibits to the reports which we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Refining, LP
By:	CVR Refining GP, LLC, its general partner
By:	/s/ JOHN J. LIPINSKI
Name: John J. Lipinski Title: Chief Executive Officer
Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2014
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014
Susan M. Ball

/s/ STANLEY A. RIEMANN	Director	February 26, 2014
Stanley A. Riemann

	Director	February 26, 2014
Carl C. Icahn

/s/ SUNGHWAN CHO	Director	February 26, 2014
SungHwan Cho

/s/ ANDREW ROBERTO	Director	February 26, 2014
Andrew Roberto

	Director	February 26, 2014
Vincent J. Intrieri

/s/ SAMUEL MERKSAMER	Director	February 26, 2014
Samuel Merksamer

/s/ DANIEL A. NINIVAGGI	Director	February 26, 2014
Daniel A. Ninivaggi

/s/ KENNETH SHEA	Director	February 26, 2014
Kenneth Shea

/s/ JON R. WHITNEY	Director	February 26, 2014
Jon R. Whitney

/s/ GLENN R. ZANDER	Director	February 26, 2014
Glenn R. Zander