Form 10-Q
period 2014-03-31
CVR Refining, LP
filed 2014-05-02
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 147,600,000 common units outstanding at April 30, 2014.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2014

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Report”).

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
Initial Public Offering — The initial public offering of 27,600,000 common units representing limited partner interests (“common units”) of CVR Refining, LP, which closed on January 23, 2013 (which includes the underwriters’ subsequently-exercised option to purchase additional common units).
light crude oil — A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

Magellan — Magellan Midstream Partners L.P., a publicly traded company whose business is the transportation, storage and distribution of refined petroleum products.

natural gas liquids — Natural gas liquids, often referred to as NGLs, are feedstocks used in the manufacture of refined fuels, as well as products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

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

Underwritten Offering — The underwritten offering of 13,209,236 common units of CVR Refining, LP, which closed on May 20, 2013 (which includes the underwriters’ subsequently-exercised option to purchase additional common units).

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$413.4	$279.8
Accounts receivable, net of allowance for doubtful accounts of $0.6 and $0.9, including $0.1 and $0.6 due from affiliates at March 31, 2014 and December 31, 2013, respectively	248.1	234.9
Inventories	509.9	493.7
Prepaid expenses and other current assets, including $1.5 due from affiliates at March 31, 2014 and December 31, 2013	122.6	74.2
Total current assets	1,294.0	1,082.6
Property, plant, and equipment, net of accumulated depreciation	1,454.2	1,430.2
Deferred financing costs, net	9.5	10.0
Other long-term assets, including $0.1 due from affiliates at December 31, 2013	11.7	10.5
Total assets	$2,769.4	$2,533.3
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.3
Accounts payable, including $10.8 and $17.7 due to affiliates at March 31, 2014 and December 31, 2013, respectively	358.4	341.0
Personnel accruals	11.0	13.0
Accrued taxes other than income taxes	32.4	30.0
Accrued expenses and other current liabilities, including $5.3 and $0.2 due to affiliates at March 31, 2014 and December 31, 2013, respectively	61.4	40.4
Total current liabilities	464.5	425.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at March 31, 2014 and December 31, 2013	581.1	581.4
Accrued environmental liabilities, net of current portion	1.1	1.2
Other long-term liabilities, including $1.1 due to affiliates at March 31, 2014 and December 31, 2013	1.1	2.9
Total long-term liabilities	583.3	585.5
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2014 and December 31, 2013	1,721.6	1,522.1
General partner interest	—	—
Total partners’ capital	1,721.6	1,522.1
Total liabilities and partners’ capital	$2,769.4	$2,533.3
See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions, except per unit data)
Net sales	$2,375.3	$2,274.0
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,063.3	1,805.8
Direct operating expenses (exclusive of depreciation and amortization)	99.2	86.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18.7	18.6
Depreciation and amortization	29.5	28.0
Total operating costs and expenses	2,210.7	1,938.4
Operating income	164.6	335.6
Other income (expense):
Interest expense and other financing costs	(8.7)	(14.2)
Interest income	0.1	0.1
Gain (loss) on derivatives, net	109.4	(20.0)
Loss on extinguishment of debt	—	(26.1)
Total other income (expense)	100.8	(60.2)
Income before income tax expense	265.4	275.4
Income tax expense	—	—
Net income	$265.4	$275.4

Net income subsequent to initial public offering (January 23, 2013 through March 31, 2013)		197.5
Net income per common unit – basic(1)	$1.80	$1.34
Net income per common unit – diluted(1)	$1.80	$1.34

Weighted-average common units outstanding:
Basic	147.6	147.6
Diluted	147.6	147.6

(1) Represents net income per common unit from the closing of the Partnership’s initial public offering on January 23, 2013 to March 31, 2013. See Note 9 to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2013	147,600,000	$1,522.1	$—	$1,522.1
Share-based compensation - Affiliates	—	0.5	—	0.5
Cash distributions to common unitholders - Affiliates	—	(49.8)	—	(49.8)
Cash distributions to common unitholders - Non-affiliates	—	(16.6)	—	(16.6)
Net income	—	265.4	—	265.4
Balance at March 31, 2014	147,600,000	$1,721.6	$—	$1,721.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$265.4	$275.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.5	28.0
Allowance for doubtful accounts	(0.2)	0.3
Amortization of deferred financing costs	0.5	0.5
Loss on disposition of assets	0.1	0.1
Loss on extinguishment of debt	—	26.1
Share-based compensation	2.4	3.5
(Gain) loss on derivatives, net	(109.4)	20.0
Current period settlements on derivative contracts	21.1	(52.5)
Changes in assets and liabilities:
Accounts receivable	(13.0)	(68.5)
Inventories	(16.2)	6.1
Prepaid expenses and other current assets	21.5	(12.1)
Insurance receivable	—	1.3
Other long-term assets	—	0.1
Accounts payable	24.1	(17.5)
Accrued expenses and other liabilities	32.6	28.8
Accrued environmental liabilities	(0.1)	(0.1)
Other long-term liabilities	(0.1)	—
Net cash provided by operating activities	258.2	239.5
Cash flows from investing activities:
Capital expenditures	(57.9)	(44.6)
Net cash used in investing activities	(57.9)	(44.6)
Cash flows from financing activities:
Payment of capital lease obligations	(0.3)	(0.2)
Payments on senior secured notes	—	(243.4)
Proceeds from issuance of common units, net of offering costs	—	655.7
Distributions to affiliates	—	(235.1)
Distributions to common unitholders – affiliates	(49.8)	—
Distributions to common unitholders – non-affiliates	(16.6)	—
Net cash provided by (used in) financing activities	(66.7)	177.0
Net increase in cash and cash equivalents	133.6	371.9
Cash and cash equivalents, beginning of period	279.8	153.1
Cash and cash equivalents, end of period	$413.4	$525.0

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $2.3 and $0.4 in 2014 and 2013, respectively	$0.1	$11.7
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$25.8	$16.5
Change in accounts payable related to construction in process additions	$(4.7)	$(20.9)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as “CVR Refining” or the “Partnership”) is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. As of March 31, 2014, CRLLC owned 100% of our general partner interest and approximately 71% of our limited partner interests. As of March 31, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of CVR Energy.

Initial Public Offering of CVR Refining, LP

On January 23, 2013, the Partnership completed its initial public offering (the "Initial Public Offering"). The Partnership sold 24,000,000 common units to the public at a price of $25.00 per common unit. Additionally, on January 30, 2013, the Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per common unit in connection with the underwriters’ exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

The net proceeds to CVR Refining of approximately $653.6 million after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

•	approximately $253.0 million was used to repurchase CRLLC’s 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

•	approximately $85.1 million was distributed to CRLLC;

•	approximately $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014; and

•	the balance of the proceeds of approximately $101.5 million has been allocated to be utilized for general corporate purposes.

Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this includes common units held by IEP, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, held common units approximating 81% of all outstanding limited partner interests.

Underwritten Offering

On May 20, 2013, the Partnership completed an underwritten offering (the “Underwritten Offering”) by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.”

CVR Refining utilized proceeds of approximately $394.0 million from the Underwritten Offering (including proceeds from the exercise of the underwriters’ option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

owned subsidiary of CVR Energy. The Partnership did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.

Subsequent to the closing of the Transactions and as of March 31, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

The Partnership has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter. The available cash for distribution for each quarter will be determined by the board of directors of the Partnership's general partner following the end of such quarter and will generally be distributed within 60 days of quarter end. The partnership agreement does not require that the Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Partnership can change the distribution policy at any time.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in CVR Refining’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014 (the "2013 Form 10-K").

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement originally entered into on December 31, 2012. See Note 13 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2014 and December 31, 2013, the results of operations of the Partnership for the three month periods ended March 31, 2014 and 2013, the changes in partners’ capital for the Partnership for the three month period ended March 31, 2014 and the cash flows of the Partnership for the three month periods ended March 31, 2014 and 2013.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2014 or any other interim or annual period.

(3) Share-Based Compensation

Certain employees of CVR Refining and employees of CVR Energy who perform services for CVR Refining participate in the equity compensation plans of CVR Refining’s affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with SAB Topic 1-B ("Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity") and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR Refining is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which CVR Refining is not responsible for payment are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CVR Refining) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, restricted shares have been granted to employees of CVR Energy and CVR Refining. The IEP acquisition of CVR Energy and related Transaction Agreement dated April 18, 2012 between CVR Energy and IEP ("Transaction Agreement") triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards, which generally vest over a three-year period, will be remeasured at each subsequent reporting date until they vest.

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards are scheduled to vest over three years, with one-third of the award vesting each year with the exception of awards granted to certain executive officers scheduled to vest over one year. Awards granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, were canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2014, there was approximately $3.1 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 1.0 year. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2014, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2014 and 2013 was approximately $0.5 million and $3.5 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

stock unit awards, and accordingly, the expenses recorded for the three months ended March 31, 2014 and 2013 have been reflected as an increase to partners' capital.

Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for these awards is being recognized over the substantive service period. Compensation expense recorded for the three months ended March 31, 2014 related to the performance unit awards was $0.7 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.
As of March 31, 2014, the Partnership had a liability of $2.9 million for non-vested performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
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
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2014, there was approximately $0.3 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2014 compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2014 related to the awards was $0.5 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2014, the Partnership had a liability of $0.5 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2014 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2014	187,177	$21.55
Granted	—	—
Vested	—	—
Forfeited	(1,905)	21.55
Non-vested at March 31, 2014	185,272	$21.55

As of March 31, 2014, there was approximately $3.7 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.7 years. Compensation expense recorded for the three months ended March 31, 2014 related to the awards under the CVR Refining LTIP was $0.7 million.

As of March 31, 2014, the Partnership had a liability of $0.7 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

(4) Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. For all periods presented, inventories are valued at the lower of the first-in, first-out (“FIFO”) cost or market for refined fuels and by-products. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Finished goods	$256.7	$259.0
Raw materials and precious metals	172.1	169.1
In-process inventories	51.9	36.8
Parts and supplies	29.2	28.8
	$509.9	$493.7

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(5) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Land and improvements	$27.0	$26.6
Buildings	39.4	37.7
Machinery and equipment	1,762.9	1,757.7
Automotive equipment	18.7	18.4
Furniture and fixtures	8.2	7.3
Leasehold improvements	0.8	0.8
Construction in progress	199.1	157.3
	2,056.1	2,005.8
Accumulated depreciation	601.9	575.6
Total property, plant and equipment, net	$1,454.2	$1,430.2

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2014 and 2013 totaled approximately $2.3 million and $0.4 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2014 and December 31, 2013. Amortization of assets held under capital leases is included in depreciation expense.

(6) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, renewable identification numbers (“RINs”) and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation for CVR Energy, as discussed in Note 3 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $27.9 million and $26.8 million for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated share-based compensation expense from CVR Energy as discussed in Note 3 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(7) Long-Term Debt

Long-term debt was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	49.6	49.9
Long-term debt	$581.1	$581.4
2022 Senior Secured Notes
The Partnership has $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes") outstanding, which were issued by CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2014, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At March 31, 2014, the estimated fair value of the 2022 Notes was approximately $526.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Backed (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility has an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2014.

As of March 31, 2014, the Partnership had availability under the Amended and Restated ABL Credit Facility of $372.9 million and had letters of credit outstanding of approximately $27.1 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2014.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of March 31, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership’s equity interests. As of March 31, 2014, the Partnership had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

Capital Lease Obligations

As a result of the acquisition of the Wynnewood refinery, CVR Refining acquired two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 187 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 186 months remaining and will expire in September 2029.

Loss on Extinguishment of Debt
On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the previously outstanding Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes"). The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the three months ended March 31, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.
(8) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at March 31, 2014:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2014, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 104,790,764 common units were owned by CVR Refining Holdings representing approximately 71% of the total Partnership units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Adjusted EBITDA

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

On March 10, 2014, the Partnership paid a cash distribution to its unitholders of record as of March 3, 2014 for the fourth quarter of 2013 in the amount of $0.45 per common unit, or $66.4 million in aggregate.

(9) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three months ended March 31, 2014, as all unvested awards under the CVR Refining LTIP were liability-classified awards. No awards were issued or outstanding under the CVR Refining LTIP during the period from January 23, 2013 to March 31, 2013.

The following table illustrates the Partnership's calculation of net income per common unit:

	Three Months Ended March 31, 2014	January 23, 2013 to March 31, 2013(1)
	(in millions, except per unit data)
Net income	$265.4	$197.5
Net income per common unit, basic	$1.80	$1.34
Net income per common unit, diluted	$1.80	$1.34
Weighted-average common units outstanding, basic	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6

(1) Reflective of net income and net income per common unit from the closing of the Initial Public Offering on January 23, 2013 to March 31, 2013.

(10) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining’s operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine months ending December 31, 2014	$1.9	$96.4
Year Ending December 31,
2015	1.5	105.8
2016	1.0	98.0
2017	0.3	96.7
2018	0.1	96.8
Thereafter	0.4	876.2
	$5.2	$1,369.9

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(1) This amount includes approximately $958.7 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and TransCanada Keystone Pipeline, LP (“TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada’s Keystone pipeline system.
CVR Refining leases various equipment, including real properties under long-term operating leases expiring at various dates. For the three months ended March 31, 2014 and 2013, lease expense totaled approximately $0.5 million and $0.8 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended March 31, 2014 and 2013, total expense of $32.9 million and $31.9 million, respectively, was incurred related to long-term commitments.
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
Litigation
From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR Refining previously reported in its 2013 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
Flood and Crude Oil Discharge
Crude oil was discharged from CVR Refining’s Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. The last remaining claim against CVR Refining related to this matter was settled during the three months ended March 31, 2014. The settlement did not have a material effect on the condensed consolidated financial statements.
Environmental, Health, and Safety (“EHS”) Matters
CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT") and Wynnewood Refining Company, LLC ("WRC") are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
CRRM, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution. Therefore, CRRM, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
As previously reported, CVR Refining is party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iv) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in CVR Refining's 2013 Form 10-K. CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition, or results of operations.
At March 31, 2014, CVR Refining's Condensed Consolidated Balance Sheet included total environmental accruals of $1.4 million, compared with $1.5 million at December 31, 2013. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2014 and 2013, capital expenditures were approximately $33.7 million and $22.2 million, respectively, and were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for the three months ended March 31, 2014 and 2013 was approximately $34.7 million and $32.1 million, respectively. As of March 31, 2014 and December 31, 2013, CVR Refining’s biofuel blending obligation was approximately $39.9 million and $17.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 to June 2013, which covers periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, CVR Refining does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its Clean Water Act permit. The costs of any enforcement related to these issues cannot be predicted at this time. However, based on CVR Refining's experience related to Clean Water Act enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operation changes would be material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ currently are engaged in settlement discussions related to a civil penalty and injunctive relief. The costs of any related enforcement settlement cannot be predicted at this time. However, based on CVR Refining's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
(11) Fair Value Measurements

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

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including CVR Refining’s own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$70.7	$—	$70.7
Other long-term assets (derivative agreements)	—	1.5	—	1.5
Total Assets	$—	$72.2	$—	$72.2
Other current liabilities (biofuel blending obligation)	—	(28.6)	—	(28.6)
Total Liabilities	$—	$(28.6)	$—	$(28.6)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$0.9	$—	$0.9
Other long-term assets (derivative agreements)	—	0.1	—	0.1
Total Assets	$—	$1.0	$—	$1.0
Other current liabilities (derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (biofuel blending obligation)	—	(16.2)	—	(16.2)
Other long-term liabilities (derivative agreements)	—	(1.8)	—	(1.8)
Total Liabilities	$—	$(33.3)	$—	$(33.3)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

As of March 31, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining’s derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 7 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2014.

(12) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Current period settlements on derivative contracts	$21.1	$(52.5)
Gain (loss) on derivatives, net	109.4	(20.0)

CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.

CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of March 31, 2014. For the three months ended March 31, 2014 and 2013, CVR Refining recognized net losses of $0.1 million and $2.2 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2014 and December 31, 2013, CVR Refining had open commodity hedging instruments consisting of 18.1 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 was a net unrealized gain of $72.2 million, of which $70.7 million is included in current assets and $1.5 million is included in non-current assets. For the three months ended March 31, 2014 and 2013, CVR Refining recognized a net gain of $109.5 million and a net loss of $17.8 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2014, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining’s derivatives as of March 31, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$75.8	$(5.1)	$70.7	$—	$70.7
Total	$75.8	$(5.1)	$70.7	$—	$70.7

	As of March 31, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$1.7	$(0.2)	$1.5	$—	$1.5
Total	$1.7	$(0.2)	$1.5	$—	$1.5

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
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

(13) Related Party Transactions

In connection with the formation of CVR Refining in September 2012 and the Partnership’s Initial Public Offering in January 2013, CVR Refining and CRRM entered into certain agreements with CVR Energy and its subsidiaries that govern the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were subsequently amended and restated; the agreements are described as in effect at March 31, 2014. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining’s Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Feedstock and Shared Services Agreement

CRRM entered into a feedstock and shared services agreement with Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), which was amended on December 30, 2013, under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended March 31, 2014 and 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0 and $0.2 million, respectively. For the three months ended March 31, 2014 and 2013, CVR Refining also recognized $5.9 million and $29,000 of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility, respectively. At March 31, 2014 and December 31, 2013, there were approximately $1.9 million and $2.6 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for each of the three months ended March 31, 2014 and 2013, were approximately $0.2 million. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the three months ended March 31, 2014 and 2013, CRRM recognized approximately $45,000 and $0.1 million, respectively, of direct operating expenses generated from the purchase of tail gas from CRNF.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At March 31, 2014 and December 31, 2013, an asset of approximately $0.2 million and $0.3 million, respectively, was included in other current assets and approximately $17,000 and $0.1 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.1 million in other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

At March 31, 2014 and December 31, 2013, payables of $0.1 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At March 31, 2014 and December 31, 2013, receivables of $1.3 million and $1.0 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.3 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively. Receivables of $0.1 million and $0.6 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

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

Services Agreement

On December 31, 2012, CVR Refining entered into a services agreement with CVR Energy, which was amended on February 17, 2014. CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Refining with the following services under the agreement, among others:

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

As payment for services provided under the agreement, the Partnership, its general partner or subsidiaries must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Net amounts incurred under the services agreement for the three months ended March 31, 2014 were approximately $20.5 million. Of these charges approximately $14.6 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $5.9 million were included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the three months ended March 31, 2013 were approximately $20.9 million. Of these charges approximately $14.6 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $6.3 million were included in direct operating expenses (exclusive of depreciation and amortization). At March 31, 2014 and December 31, 2013, payables and liabilities of $13.9 million and $14.8 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended March 31, 2014, approximately $0.5 million was incurred under the partnership agreement. No amounts were incurred or reimbursed under the partnership agreement for the three months ended March 31, 2013.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. As of March 31, 2014, the Partnership had borrowings of $31.5 million outstanding. For the three months ended March 31, 2014, the Partnership paid $0.3 million of interest to CRLLC. See Note 7 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

(14) Subsequent Events

Distribution

On April 30, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Partnership’s unitholders of $0.98 per common unit or $144.6 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

•	the seasonal nature of our business;

•	our dependence on significant customers;

•	our potential inability to obtain or renew permits;

•	our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities;

•	our lack of asset diversification;

•	our ability to comply with employee safety laws and regulations;

•	potential disruptions in the global or U.S. capital and credit markets;

•	the success of our acquisition and expansion strategies;

•	our reliance on CVR Energy’s senior management team;

•	the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

•	the potential shortage of skilled labor or loss of key personnel;

•	successfully defending against third-party claims of intellectual property infringement;

•	our indebtedness;

•	our potential inability to generate sufficient cash to service all of our indebtedness;

•	the limitations contained in our debt agreements that limit our flexibility in operating our business;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	our limited operating history as a stand-alone entity;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with the NYSE corporate governance requirements;

•	risks relating to our relationships with CVR Energy;

•	risks relating to the control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

•	limitations on duties owed by our general partner that are included in the partnership agreement; and

•	changes in our treatment as a partnership for U.S. income tax purposes.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of March 31, 2014, approximately $33.3 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the first quarter of 2014 was $2.68 per barrel compared to $4.98 per barrel in the first quarter of 2013.

Our Initial Public Offering

On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units to the public priced at $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP Energy LLC (together with its affiliates, "IEP", the majority stockholder of CVR Energy). Additionally, on January 30, 2013, we sold an additional 3,600,000 common units to the public priced at $25.00 per unit in connection with the exercise of the underwriters’ option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” Following the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units held by IEP, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CVR Energy, held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of our general partner.

The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes"), issued by Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, in the first quarter of 2013, $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

Underwritten Offering

On May 20, 2013, we completed the Underwritten Offering by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a CVR Energy subsidiary, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, we sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.”

Following the closing of the Transactions and as of March 31, 2014, public security holders held approximately 29% of all outstanding common units (including common units held by IEP, representing approximately 4% of all outstanding common units), and CVR Refining Holdings held approximately 71% of all outstanding common units in addition to owning 100% of our general partner.

We utilized proceeds of approximately $394.0 million from the Underwritten Offering (including proceeds from the exercise of the underwriters’ option) to redeem 13,209,236 common units from CVR Refining Holdings. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC. In connection with the Underwritten Offering, we incurred approximately $0.4 million of offering expenses.

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

The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the three months ended March 31, 2014 and 2013 was approximately $34.7 million and $32.1 million, respectively. The future cost of RINs for our business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $75.0 million to $150.0 million for the year ending December 31, 2014.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2014, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $2.8 million.

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

Agreements with Affiliates

In connection with the initial public offering of CVR Energy and the transfer of the nitrogen fertilizer business to CVR Partners in October 2007, CVR Energy and its subsidiaries entered into a number of agreements with CVR Partners and its subsidiary that govern the business relations among CVR Partners, CVR Energy and their subsidiaries and affiliates and the general partner of CVR Partners. In connection with CVR Partners’ initial public offering, CVR Energy, directly or through its subsidiaries, amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Partners. In connection with our Initial Public Offering, some of the subsidiaries party to these agreements became subsidiaries of CVR Refining.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Loss on extinguishment of debt (a)	$—	$26.1
Share-based compensation (b)	2.4	3.5
(Gain) loss on derivatives, net	(109.4)	20.0

_______________________________________
(a) Represents for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of the Second Lien Notes.
(b) Represents impact of share-based compensation awards, including allocated expense.

Distributions to CVR Refining Unitholders

The current policy of the board of directors of our general partner is to distribute all of the available cash we generate each quarter. Available cash for distribution for each quarter will be determined by the board of directors of our general partner following the end of such quarter and will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify the cash distribution policy at any time, and the partnership agreement does not require us to make distributions at all.

On March 10, 2014, we paid a cash distribution to our unitholders of record as of March 3, 2014 for the fourth quarter of 2013 in the amount of $0.45 per common unit, or $66.4 million in aggregate.

On April 30, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Partnership’s unitholders of $0.98 per common unit or $144.6 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Consolidated Statement of Operations Data
Net sales	$2,375.3	$2,274.0
Cost of product sold(1)	2,063.3	1,805.8
Direct operating expenses(1)(2)	99.2	86.0
Selling, general and administrative expenses(1)	18.7	18.6
Depreciation and amortization	29.5	28.0
Operating income	164.6	335.6
Interest expense and other financing costs	(8.7)	(14.2)
Interest income	0.1	0.1
Gain (loss) on derivatives, net	109.4	(20.0)
Loss on extinguishment of debt	—	(26.1)
Income before income tax expense	265.4	275.4
Income tax expense	—	—
Net income	$265.4	$275.4
Gross profit(3)	$183.3	$354.2
Refining margin(4)	$312.0	$468.2
Adjusted EBITDA(5)	$194.1	$309.9
Available cash for distribution(6)	$144.0	$234.1

	As of March 31, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$413.4	$279.8
Working capital	829.5	656.9
Total assets	2,769.4	2,533.3
Total debt, including current portion	582.4	582.7
Total partners’ capital	1,721.6	1,522.1

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$258.2	$239.5
Investing activities	(57.9)	(44.6)
Financing activities	(66.7)	177.0
Net cash flow	$133.6	$371.9
Other Financial Data
Capital expenditures for property, plant and equipment	$57.9	$44.6

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$17.17	$26.71
Gross profit(3)	$10.09	$20.20
Direct operating expenses (exclusive of depreciation and amortization)(1)(2)	$5.46	$4.91
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold(1)(7)	$5.08	$4.64
Barrels sold (barrels per day)(7)	217,186	205,875

	Three Months Ended March 31,
	2014		2013
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	178,253	83.3	156,725	76.6
Medium	3,047	1.4	14,757	7.2
Heavy sour	20,602	9.6	23,334	11.4
Total crude oil throughput	201,902	94.3	194,816	95.2
All other feedstocks and blendstocks	12,154	5.7	9,774	4.8
Total throughput	214,056	100.0	204,590	100.0
Production:
Gasoline	104,452	48.5	98,184	47.8
Distillate	88,901	41.2	83,841	40.8
Other (excluding internally produced fuel)	22,093	10.3	23,543	11.4
Total refining production (excluding internally produced fuel)	215,446	100.0	205,568	100.0
Product price (dollars per gallon):
Gasoline	$2.66		$2.82
Distillate	$3.00		$3.11

	Three Months Ended March 31,
	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$98.61	$94.36
Crude Oil Differentials:
WTI less WTS (light/medium sour)	5.58	6.33
WTI less WCS (heavy sour)	20.87	27.26
NYMEX Crack Spreads:
Gasoline	18.12	31.24
Heating Oil	27.95	33.43
NYMEX 2-1-1 Crack Spread	23.04	32.33
PADD II Group 3 Basis:
Gasoline	(4.87)	(7.57)
Ultra Low Sulfur Diesel	(1.94)	2.09
PADD II Group 3 Product Crack:
Gasoline	13.25	23.66
Ultra Low Sulfur Diesel	26.01	35.52
PADD II Group 3 2-1-1	19.63	29.59
____________

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.3	$1.1
Depreciation and amortization excluded from direct operating expenses	27.9	26.8
Depreciation and amortization excluded from selling, general and administrative expenses	0.3	0.1
Total depreciation and amortization	$29.5	$28.0

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold at which we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Consolidated Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$265.4	$275.4
Add:
Interest expense and other financing costs, net of interest income	8.6	14.1
Income tax expense	—	—
Depreciation and amortization	29.5	28.0
EBITDA	303.5	317.5
Add:
FIFO impacts (favorable) unfavorable(a)	(21.6)	(4.7)
Share-based compensation, non-cash	0.5	3.5
Loss on extinguishment of debt	—	26.1
(Gain) loss on derivatives, net	(109.4)	20.0
Current period settlements on derivative contracts(b)	21.1	(52.5)
Adjusted EBITDA	$194.1	$309.9

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

(6)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

Three Months Ended March 31, 2014
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$194.1
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.3)
Reserves for future turnarounds	(8.8)
Available cash for distribution	$144.0
Available cash for distribution, per unit	$0.98
Common units outstanding (in thousands)	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,572.3	$1,492.6
Cost of product sold (exclusive of depreciation and amortization)	1,358.8	1,195.1
Direct operating expenses (exclusive of depreciation and amortization)	53.3	52.2
Depreciation and amortization	18.0	17.5
Gross profit	$142.2	$227.8
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	53.3	52.2
Depreciation and amortization	18.0	17.5
Refining margin	$213.5	$297.5

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$19.14	$26.73
Gross profit	$12.75	$20.47
Direct operating expenses (exclusive of depreciation and amortization)	$4.78	$4.69
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$4.26	$4.33
Barrels sold (barrels per day)	139,016	133,746

	Three Months Ended March 31,
	2014		2013
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	101,856	76.3	99,793	76.0
Medium	1,495	1.1	512	0.4
Heavy sour	20,602	15.4	23,334	17.8
Total crude oil throughput	123,953	92.8	123,639	94.2
All other feedstocks and blendstocks	9,670	7.2	7,570	5.8
Total throughput	133,623	100.0	131,209	100.0
Production:
Gasoline	66,316	48.4	62,414	46.7
Distillate	57,825	42.2	55,602	41.6
Other (excluding internally produced fuel)	12,776	9.4	15,717	11.7
Total refining production (excluding internally produced fuel)	136,917	100.0	133,733	100.0

	Three Months Ended March 31,
	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$802.0	$780.4
Cost of product sold (exclusive of depreciation and amortization)	704.5	610.4
Direct operating expenses (exclusive of depreciation and amortization)	45.6	33.8
Depreciation and amortization	10.0	9.3
Gross profit	$41.9	$126.9
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	45.6	33.8
Depreciation and amortization	10.0	9.3
Refining margin	$97.5	$170.0

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$13.89	$26.55
Gross profit	$5.97	$19.80
Direct operating expenses (exclusive of depreciation and amortization)	$6.49	$5.29
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$6.48	$5.22
Barrels sold (barrels per day)	78,170	72,129

	Three Months Ended March 31,
	2014		2013
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	76,397	95.0	56,932	77.6
Medium	1,552	1.9	14,245	19.4
Heavy sour	—	—	—	—
Total crude oil throughput	77,949	96.9	71,177	97.0
All other feedstocks and blendstocks	2,484	3.1	2,204	3.0
Total throughput	80,433	100.0	73,381	100.0
Production:
Gasoline	38,136	48.6	35,770	49.8
Distillate	31,076	39.6	28,239	39.3
Other (excluding internally produced fuel)	9,317	11.8	7,826	10.9
Total refining production (excluding internally produced fuel)	78,529	100.0	71,835	100.0

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales. Net sales were $2,375.3 million for the three months ended March 31, 2014 compared to $2,274.0 million for the three months ended March 31, 2013. The increase of $101.3 million was the result of higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to increased production of transportation fuels. Overall sales volumes increased 8.4% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, our average sales price per gallon for gasoline of $2.66 decreased by approximately 5.7% as compared to the three months ended March 31, 2013, and our average sales price per gallon for distillates of $3.00 for the three months ended March 31, 2014 decreased by approximately 3.5% as compared to the three months ended March 31, 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	9.9	$111.58	$1,100.5	9.6	$118.30	$1,136.8	0.3	$(36.3)	$(66.2)	$29.9
Distillate	9.1	$125.86	$1,151.5	7.8	$130.44	$1,023.4	1.3	$128.1	$(41.9)	$170.0

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $2,063.3 million for the three months ended March 31, 2014 compared to $1,805.8 million for the three months ended March 31, 2013. The increase of $257.5 million was primarily the result of an increase in the cost of consumed crude oil. The increase in consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2014 was $95.91 compared to $89.34 for the comparable period of 2013, an increase of approximately 7.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2014, we had a favorable FIFO inventory impact of $21.6 million compared to a favorable FIFO inventory impact of $4.7 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $26.71 for the three months ended March 31, 2013 to $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact was $15.98 per crude oil throughput barrel for the three months ended March 31, 2014, as compared to $26.44 per crude oil throughput barrel for the three months ended March 31, 2013. Gross profit per barrel decreased to $10.09 for the three months ended March 31, 2014 as compared to gross profit per barrel of $20.20 in the equivalent period in 2013. The decrease of our refining margin and gross profit per barrel is due to a decrease in sales prices of gasoline and distillates and an increase in our per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 4.5% increase in WTI and a smaller discount to WTI for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $99.2 million for the three months ended March 31, 2014 compared to direct operating expenses of $86.0 million for the three months ended March 31, 2013. The increase of $13.2 million was primarily the result of the increase in expenses associated with energy and utility costs ($8.1 million) and labor ($4.0 million). Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2014 increased to $5.46 per barrel as compared to $4.91 per barrel for the three months ended March 31, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) of $18.7 million for the three months ended March 31, 2014 were comparable to $18.6 million for the three months ended March 31, 2013.

Operating Income. Operating income was $164.6 million for the three months ended March 31, 2014 as compared to operating income of $335.6 million for the three months ended March 31, 2013. This decrease of $171.0 million was primarily the result of a decrease in the refining margin ($156.2 million) and increases in direct operating expense ($13.2 million) and depreciation and amortization ($1.5 million).

Interest Expense. Interest expense for the three months ended March 31, 2014 was $8.7 million as compared to interest expense of $14.2 million for the three months ended March 31, 2013. The decrease of $5.5 million resulted primarily from lower interest expense on the outstanding 2022 Notes (as defined below) for the three months ended March 31, 2014 as compared to interest expense incurred during the three months ended March 31, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes.

Gain (loss) on Derivatives, net. For the three months ended March 31, 2014, we recorded a $109.4 million net gain on derivatives. This compares to a $20.0 million net loss on derivatives for the three months ended March 31, 2013. The change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Loss on Extinguishment of Debt. For the three months ended March 31, 2013, we incurred a $26.1 million loss on extinguishment of debt. The loss on extinguishment of debt was the result of the extinguishment of the Second Lien Notes and included amounts related to the premium paid, the write-off of previously deferred financing costs and the write-off of the unamortized original issuance discount.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below.

We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility"), will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Our liquidity was enhanced during the first quarter of 2013 by the proceeds from our Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes in the first quarter of 2013, $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been or will be used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

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

Cash Balance and Other Liquidity

As of March 31, 2014 we had cash and cash equivalents of $413.4 million. Working capital at March 31, 2014 was $829.5 million, consisting of $1,294.0 million in current assets and $464.5 million in current liabilities. Working capital at December 31, 2013 was $656.9 million, consisting of $1,082.6 million in current assets and $425.7 million in current liabilities. As of April 30, 2014, we had cash and cash equivalents of $452.8 million.

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

As of March 31, 2014, we had $372.9 million available under the Amended and Restated ABL Credit Facility and $118.5 million available under the intercompany credit facility.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of our property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge or consolidate with or into another entity, or sell all or substantially all of our assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of March 31, 2014.

Amended and Restated Asset Backed (ABL) Credit Facility. On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC’s prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC’s position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the Initial Public Offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2014.

Intercompany Credit Facility. On January 23, 2013, prior to the closing of the Initial Public Offering, we entered into a new $150.0 million senior unsecured revolving credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of March 31, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of March 31, 2014, we had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2014 by major category:

Three Months Ended March 31, 2014
(in millions)
Coffeyville refinery:
Maintenance	$20.8
Growth	0.6
Coffeyville refinery total capital	21.4
Wynnewood refinery
Maintenance	19.7
Growth	11.7
Wynnewood refinery total capital	31.4
Other:
Maintenance	1.7
Growth	3.4
Other total capital	5.1
Total capital spending	$57.9

Including amounts already spent during the three months ended March 31, 2014, we expect to spend, in total, approximately $340.0 million to $350.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $145.0 million to $150.0 million is expected to be spent for the Coffeyville refinery, which includes approximately $115.0 million to $120.0 million of maintenance capital. Approximately $170.0 million to $175.0 million is expected to be spent on capital expenditures for the Wynnewood refinery, which includes approximately $95.0 million to $100.0 million of maintenance capital. We also expect to spend approximately $25.0 million on other capital projects.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$258.2	$239.5
Investing activities	(57.9)	(44.6)
Financing activities	(66.7)	177.0
Net increase in cash and cash equivalents	$133.6	$371.9

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were approximately $258.2 million. The positive cash flow from operating activities generated over this period was primarily driven by $265.4 million of net income and $54.1 million of favorable impacts to other working capital. Trade working capital for the three months ended March 31, 2014 resulted in a cash outflow of $5.1 million which was primarily attributable to increases in accounts receivable ($13.0 million) and inventory ($16.2 million), partially offset by an increase in accounts payable ($24.1 million). Other working capital activities resulted in net cash inflow of $54.1 million, which was primarily related to a decrease in prepaid expenses and other current assets ($21.5 million) and an increase in other current liabilities ($32.6 million).

Net cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $239.5 million. The positive net cash flow from operating activities was primarily driven by $275.4 million of net income. This positive net income was primarily due to higher operating margins for the period. Unfavorable changes in trade working capital during the three months ended March 31, 2013 were offset by favorable changes in other working capital. Trade working capital for the three months ended March 31, 2013 resulted in a cash outflow of approximately $79.9 million, which was primarily attributable to a decrease in accounts payable ($17.5 million) and an increase in accounts receivable ($68.5 million). Other working capital activities resulted in a net cash inflow of $17.9 million, which was primarily related to an increase in other current liabilities ($28.8 million), partially offset by an increase in prepaid expenses and other current assets ($12.1 million).

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $57.9 million compared to $44.6 million for the three months ended March 31, 2013. The increase in cash used in investing activities was the result of a $13.3 million increase in capital expenditures during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, largely resulting from incremental spending at the Coffeyville refinery.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was approximately $66.7 million compared to net cash provided by financing activities of $177.0 million for the three months ended March 31, 2013. The net cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to distributions to our common unitholders of $66.4 million (including $49.8 million to affiliates). The net cash provided by financing activities for the three months ended March 31, 2013 was primarily attributable to proceeds from the Initial Public Offering of $655.7 million, partially offset by payments of $243.4 million to extinguish the Second Lien Notes and distribution to affiliates of $235.1 million.

For the three months ended March 31, 2014, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of March 31, 2014, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility. As of March 31, 2014, the Partnership had borrowings of $31.5 million outstanding under the intercompany loan facility.

Contractual Obligations

As of March 31, 2014, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2014 from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014, as defined within the rules and regulations of the SEC.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2014 does not differ materially from that discussed under Part II—Item 7A of our 2013 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

Our earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depends, among other factors, on general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The prices at which we can sell gasoline and other refined products are strongly influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.

Commodity Price Risk

At March 31, 2014, we had open commodity hedging instruments consisting of 18.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 was a net unrealized gain of $72.2 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $18.1 million.

Foreign Currency Exchange

Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings

See Note 10 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2013 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
10.1*	Amendment to Services Agreement, dated February 17, 2014 by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101*
The following financial information for CVR Refining, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

May 2, 2014	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer
(Principal Financial and Accounting Officer)