Form 10-Q
period 2014-06-30
CVR Refining, LP
filed 2014-08-01
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 147,600,000 common units outstanding at July 28, 2014.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2014

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Report”).

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

Second Underwritten Offering — The second underwritten offering of 7,475,000 common units of CVR Refining, LP, which closed on June 30, 2014 (which includes the underwriters’ subsequently-exercised option to purchase additional common units).

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$420.0	$279.8
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $0.9, including $0.6 due from affiliates at June 30, 2014 and December 31, 2013, respectively	241.7	234.9
Inventories	498.1	493.7
Prepaid expenses and other current assets, including $1.4 and $1.5 due from affiliates at June 30, 2014 and December 31, 2013, respectively	135.8	74.2
Total current assets	1,295.6	1,082.6
Property, plant, and equipment, net of accumulated depreciation	1,464.7	1,430.2
Deferred financing costs, net	9.1	10.0
Other long-term assets, including $0.1 due from affiliates at December 31, 2013	15.9	10.5
Total assets	$2,785.3	$2,533.3
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.3
Accounts payable, including $4.4 and $17.7 due to affiliates at June 30, 2014 and December 31, 2013, respectively	346.9	341.0
Personnel accruals, including $1.0 due to affiliates at June 30, 2014	13.2	13.0
Accrued taxes other than income taxes	27.8	30.0
Accrued expenses and other current liabilities, including $7.9 and $0.2 due to affiliates at June 30, 2014 and December 31, 2013, respectively	56.0	40.4
Total current liabilities	445.2	425.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at June 30, 2014 and December 31, 2013	580.7	581.4
Accrued environmental liabilities, net of current portion	1.1	1.2
Other long-term liabilities, including $1.1 due to affiliates at June 30, 2014 and December 31, 2013	1.1	2.9
Total long-term liabilities	582.9	585.5
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at June 30, 2014 and December 31, 2013	1,757.2	1,522.1
General partner interest	—	—
Total partners’ capital	1,757.2	1,522.1
Total liabilities and partners’ capital	$2,785.3	$2,533.3
See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in millions, except per unit data)
Net sales	$2,466.3	$2,138.1	$4,841.7	$4,412.1
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,172.6	1,776.6	4,236.0	3,582.3
Direct operating expenses (exclusive of depreciation and amortization)	93.2	83.8	192.4	169.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17.9	20.2	36.6	38.8
Depreciation and amortization	30.7	28.4	60.2	56.4
Total operating costs and expenses	2,314.4	1,909.0	4,525.2	3,847.4
Operating income	151.9	229.1	316.5	564.7
Other income (expense):
Interest expense and other financing costs	(7.9)	(10.6)	(16.6)	(24.8)
Interest income	0.1	0.1	0.2	0.2
Gain on derivatives, net	35.9	120.5	145.3	100.5
Loss on extinguishment of debt	—	—	—	(26.1)
Other income, net	—	0.1	—	0.1
Total other income	28.1	110.1	128.9	49.9
Income before income tax expense	180.0	339.2	445.4	614.6
Income tax expense	—	—	—	—
Net income	$180.0	$339.2	$445.4	$614.6

Net income subsequent to initial public offering (January 23, 2013 through June 30, 2013)				$536.8
Net income per common unit – basic(1)	$1.22	$2.30	$3.02	$3.64
Net income per common unit – diluted(1)	$1.22	$2.30	$3.02	$3.64

Weighted-average common units outstanding:
Basic	147.6	147.6	147.6	147.6
Diluted	147.6	147.6	147.6	147.6

(1) Represents net income per common unit from the closing of the Partnership’s initial public offering on January 23, 2013 to June 30, 2013. See Note 10 to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2013	147,600,000	$1,522.1	$—	$1,522.1
June issuance of additional common units to the public, net of offering costs	6,500,000	163.7	—	163.7
June redemption of common units from CVR Refining Holdings, LLC	(6,500,000)	(164.1)	—	(164.1)
Share-based compensation - Affiliates	—	1.2	—	1.2
Cash distributions to common unitholders - Affiliates	—	(158.4)	—	(158.4)
Cash distributions to common unitholders - Non-affiliates	—	(52.7)	—	(52.7)
Net income	—	445.4	—	445.4
Balance at June 30, 2014	147,600,000	$1,757.2	$—	$1,757.2

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$445.4	$614.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.2	56.4
Allowance for doubtful accounts	(0.4)	0.7
Amortization of deferred financing costs	0.9	1.0
Loss on extinguishment of debt	—	26.1
Share-based compensation	5.2	6.1
Gain on derivatives, net	(145.3)	(100.5)
Current period settlements on derivative contracts	55.0	(37.8)
Changes in assets and liabilities:
Accounts receivable	(6.4)	(69.1)
Inventories	(4.5)	(56.9)
Prepaid expenses and other current assets	6.7	(6.1)
Insurance receivable	—	1.3
Other long-term assets	(0.1)	0.1
Accounts payable	18.1	(28.7)
Accrued expenses and other liabilities	22.8	60.2
Accrued environmental liabilities	(0.1)	(0.2)
Other long-term liabilities	(0.1)	—
Net cash provided by operating activities	457.4	467.2
Cash flows from investing activities:
Capital expenditures	(105.3)	(80.1)
Proceeds from sale of assets	—	0.1
Net cash used in investing activities	(105.3)	(80.0)
Cash flows from financing activities:
Payment of capital lease obligations	(0.6)	(0.5)
Payments on senior secured notes	—	(243.4)
Payment of deferred financing costs	—	(0.2)
Proceeds from January 2013 issuance of common units, net of offering costs	—	655.7
Proceeds from May 2013 issuance of common units, net of offering costs	—	393.7
Redemption of common units from CVR Refining Holdings, LLC - May 2013	—	(394.0)
Proceeds from June 2014 issuance of common units, net of offering costs	163.9	—
Redemption of common units from CVR Refining Holdings, LLC - June 2014	(164.1)	—
Distributions to affiliates	—	(235.1)
Distributions to common unitholders – affiliates	(158.4)	(195.9)
Distributions to common unitholders – non-affiliates	(52.7)	(37.3)
Net cash used in financing activities	(211.9)	(57.0)
Net increase in cash and cash equivalents	140.2	330.2
Cash and cash equivalents, beginning of period	279.8	153.1
Cash and cash equivalents, end of period	$420.0	$483.3

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $5.1 and $1.0 in 2014 and 2013, respectively	$15.6	$30.5
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$20.2	$31.0
Change in accounts payable related to construction in process additions	$(10.3)	$(6.4)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as “CVR Refining” or the “Partnership”) is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. As of June 30, 2014, CRLLC owned 100% of the Partnership's general partner interest and approximately 67% of the Partnership's limited partner interests. As of June 30, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of CVR Energy.

Initial Public Offering of CVR Refining, LP

On January 23, 2013, the Partnership completed its initial public offering (the "Initial Public Offering"). The Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit. Additionally, on January 30, 2013, the Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per unit in connection with the underwriters’ exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

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

Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this includes common units owned by IEP, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, held common units approximating 81% of all outstanding limited partner interests.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Subsequent to the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests.

Second Underwritten Offering

On June 30, 2014, the Partnership completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Partnership paid approximately $5.3 million in underwriting fees and approximately $0.4 million in offering costs. CVR Refining utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings.

Subsequent to the closing of the Second Underwritten Offering and as of June 30, 2014, public security holders held approximately 33% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

On July 24, 2014, the Partnership sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their option to purchase additional common units. The Partnership utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million. As of July 24, 2014, public security holders and CVR Refining Holdings held approximately 34% and 66%, respectively, of all outstanding limited partner interests.

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
June 30, 2014
(unaudited)

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

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement originally entered into on December 31, 2012. See Note 14 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2014 and December 31, 2013, the results of operations of the Partnership for the three and six month periods ended June 30, 2014 and 2013, the changes in partners’ capital for the Partnership for the six month period ended June 30, 2014 and the cash flows of the Partnership for the six month periods ended June 30, 2014 and 2013.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2014 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CVR Refining) employees, officers, consultants and directors.

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2014, there was approximately $2.4 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.8 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentages for individuals for whom, as of June 30, 2014, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended June 30, 2014 and 2013 was approximately $0.7 million and $2.5 million, respectively. Total compensation expense recorded for the six months ended June 30, 2014 and 2013 was approximately $1.2 million and $6.1 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the three and six months ended June 30, 2014 and 2013 have been reflected as an increase to partners' capital.

Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for these awards is being recognized over the substantive service period. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the performance unit awards was $0.8 million and $1.5 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.
As of June 30, 2014, the Partnership had a liability of $3.6 million for non-vested performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Incentive Unit Awards
In December 2013 and during 2014, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy. The awards generally vest over three years with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2014, there was approximately $2.5 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of June 30, 2014 compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the awards was $0.5 million and $1.0 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of June 30, 2014, the Partnership had a liability of $1.0 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the six months ended June 30, 2014 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2014	187,177	$21.55
Granted	—	—
Vested	—	—
Forfeited	(4,176)	21.55
Non-vested at June 30, 2014	183,001	$21.55

As of June 30, 2014, there was approximately $3.4 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the awards under the CVR Refining LTIP was $0.8 million and $1.5 million, respectively.

As of June 30, 2014, the Partnership had a liability of $1.5 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Finished goods	$281.1	$259.0
Raw materials and precious metals	145.1	169.1
In-process inventories	41.4	36.8
Parts and supplies	30.5	28.8
	$498.1	$493.7

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(6) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Land and improvements	$27.2	$26.6
Buildings	39.7	37.7
Machinery and equipment	1,781.0	1,757.7
Automotive equipment	19.1	18.4
Furniture and fixtures	8.4	7.3
Leasehold improvements	0.8	0.8
Construction in progress	220.6	157.3
	2,096.8	2,005.8
Accumulated depreciation	632.1	575.6
Total property, plant and equipment, net	$1,464.7	$1,430.2

Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2014 and 2013 totaled approximately $2.8 million and $0.6 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2014 and 2013 totaled approximately $5.1 million and $1.0 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both June 30, 2014 and December 31, 2013. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, renewable identification numbers (“RINs”) and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.5 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, cost of product sold excludes depreciation and amortization of approximately $2.8 million and $2.3 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation for CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $28.9 million and $27.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, direct operating expenses exclude depreciation and amortization of approximately $56.8 million and $53.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated share-based compensation expense from CVR Energy as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.3 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, selling, general and administrative expenses exclude depreciation and amortization of approximately $0.6 million and $0.2 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(8) Long-Term Debt

Long-term debt was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	49.2	49.9
Long-term debt	$580.7	$581.4
2022 Senior Notes
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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2014, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At June 30, 2014, the estimated fair value of the 2022 Notes was approximately $527.5 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2014.

As of June 30, 2014, the Partnership had availability under the Amended and Restated ABL Credit Facility of $372.7 million and had letters of credit outstanding of approximately $27.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2014.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
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

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of June 30, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership’s equity interests. As of June 30, 2014, the Partnership had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

Capital Lease Obligations

As a result of the acquisition of the Wynnewood refinery, CVR Refining acquired two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 184 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 183 months remaining and will expire in September 2029.

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

The Partnership had two types of partnership interests outstanding at June 30, 2014:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At June 30, 2014, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 98,290,764 common units were owned by CVR Refining Holdings representing approximately 67% of the total Partnership units outstanding.

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
June 30, 2014
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

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$158.4
Amounts paid to non-affiliates	16.6	36.1	52.7
Total amount paid	$66.4	$144.7	$211.1
Per common unit	$0.45	$0.98	$1.43
Common units outstanding	147.6	147.6

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and six months ended June 30, 2014, as all unvested awards under the CVR Refining LTIP were liability-classified awards. No awards were issued or outstanding under the CVR Refining LTIP during the period from January 23, 2013 to June 30, 2013.

The following table illustrates the Partnership's calculation of net income per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013(1)
	(in millions, except per unit data)
Net income	$180.0	$339.2	$445.4	$536.8
Net income per common unit, basic	$1.22	$2.30	$3.02	$3.64
Net income per common unit, diluted	$1.22	$2.30	$3.02	$3.64
Weighted-average common units outstanding, basic	147.6	147.6	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6	147.6	147.6

(1) Reflective of net income and net income per common unit from the closing of the Initial Public Offering on January 23, 2013 to June 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining’s operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six months ending December 31, 2014	$1.2	$68.5
Year Ending December 31,
2015	1.5	109.9
2016	1.1	99.2
2017	0.3	97.9
2018	0.1	98.0
Thereafter	0.4	880.7
	$4.6	$1,354.2

(1)
This amount includes approximately $944.3 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada’s Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended June 30, 2014 and 2013, lease expense totaled approximately $0.6 million and 0.8 million, respectively. For the six months ended June 30, 2014 and 2013, lease expense totaled approximately $1.2 million and $1.6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended June 30, 2014 and 2013, total expense of approximately $32.2 million and $30.7 million, respectively, was incurred related to long-term commitments. For the six months ended June 30, 2014 and 2013, total expense of approximately $63.2 million and $61.0 million, respectively, was incurred related to long-term commitments.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.
Litigation
From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR Refining previously reported in its 2013 Form 10-K or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was filed with the SEC on May 2, 2014 ("2014 Q1 Form 10-Q"). In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.
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
As previously reported, CVR Refining is party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iv) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in CVR Refining's 2013 Form 10-K or its 2014 Q1 Form 10-Q. CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition, or results of operations.
At June 30, 2014, CVR Refining's Condensed Consolidated Balance Sheet included total environmental accruals of $1.3 million, compared with $1.5 million at December 31, 2013. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2014 and 2013, capital expenditures were approximately $26.4 million and $15.8 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

For the six months ended June 30, 2014 and 2013, capital expenditures were approximately $60.1 million and $38.0 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for the three months ended June 30, 2014 and 2013 was approximately $29.1 million and $65.5 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was approximately $63.8 million and $97.6 million, respectively. As of June 30, 2014 and December 31, 2013, CVR Refining’s biofuel blending obligation was approximately $40.0 million and $17.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 to June 2013, which covers periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ conducted a follow-up inspection on June 30, 2014. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, CVR Refining does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

(12) Fair Value Measurements

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$69.2	$—	$69.2
Other long-term assets (derivative agreements)	—	5.1	—	5.1
Total Assets	$—	$74.3	$—	$74.3
Other current liabilities (biofuel blending obligation)	—	(30.3)	—	(30.3)
Total Liabilities	$—	$(30.3)	$—	$(30.3)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

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

As of June 30, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining’s derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2014.

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Current period settlements on derivative contracts	$33.9	$14.7	$55.0	$(37.8)
Gain on derivatives, net	35.9	120.5	145.3	100.5

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of June 30, 2014. For each of the three months ended June 30, 2014 and 2013, CVR Refining recognized net losses of $0.2 million. For the six months ended June 30, 2014 and 2013, CVR Refining recognized net losses of $0.4 million and $2.4 million, respectively. These recognized net losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2014 and December 31, 2013, CVR Refining had open commodity hedging instruments consisting of 15.8 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 was a net unrealized gain of $74.3 million, of which $69.2 million was included in current assets and $5.1 million was included in non-current assets. For the three months ended June 30, 2014 and 2013, CVR Refining recognized net gains of $36.1 million and $120.7 million, respectively. For the six months ended June 30, 2014 and 2013, CVR Refining recognized net gains of $145.7 million and $102.9 million, respectively. These recognized net gains are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2014, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining’s derivatives as of June 30, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$72.4	$(3.2)	$69.2	$—	$69.2
Total	$72.4	$(3.2)	$69.2	$—	$69.2

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

	As of June 30, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$5.1	$—	$5.1	$—	$5.1
Total	$5.1	$—	$5.1	$—	$5.1

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(14) Related Party Transactions

In connection with the formation of CVR Refining in September 2012 and the Partnership’s Initial Public Offering in January 2013, CVR Refining and CRRM entered into certain agreements with CVR Energy and its subsidiaries that govern the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were subsequently amended and restated; the agreements are described as in effect at June 30, 2014. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining’s Condensed Consolidated Balance Sheets.

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

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended June 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0 and $0.1 million, respectively. For the six months ended June 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0 and $0.3 million, respectively. For the three months ended June 30, 2014 and 2013, CVR Refining also recognized $0.9 million and $4.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. For the six months ended June 30, 2014 and 2013, CVR Refining also recognized $6.8 million and $4.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At June 30, 2014 and December 31, 2013, there were approximately $0 and $2.6 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended June 30, 2014 and 2013, were approximately $0.3 million and $33,000, respectively. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the six months ended June 30, 2014 and 2013, were approximately $0.5 million and $0.3 million. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the three months ended June 30, 2014 and 2013, CRRM recognized approximately $33,000 and $20,000, respectively, of direct operating expenses generated from the purchase of tail gas from CRNF. For each of the six months ended June 30, 2014 and 2013, CRRM recognized approximately $0.1 million of direct operating expenses generated from the purchase of tail gas from CRNF.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At June 30, 2014 and December 31, 2013, an asset of approximately $0.2 million and $0.3 million, respectively, was included in other current assets and approximately $0 and $0.1 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.1 million in other non-current liabilities in the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

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

At June 30, 2014 and December 31, 2013, payables of $0.2 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At June 30, 2014 and December 31, 2013, receivables of $1.1 million and $1.0 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.3 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $4.6 million and $5.3 million for the six months ended June 30, 2014 and 2013, respectively. Receivables of $0.6 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

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
June 30, 2014
(unaudited)

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

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy dated December 31, 2012, as amended. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Refining with the following services under the agreement, among others:

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
June 30, 2014
(unaudited)

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

Net amounts incurred under the services agreement for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Direct operating expenses	$5.5	$6.2	$10.9	$12.5
Selling, general and administrative expenses	13.0	15.3	26.5	29.9
Total	$18.5	$21.5	$37.4	$42.4

At June 30, 2014 and December 31, 2013, payables and liabilities of $11.1 million and $14.8 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three and six months ended June 30, 2014, approximately $1.8 million and $3.3 million, respectively, was incurred under the partnership agreement. For each of the three and six months ended June 30, 2013, approximately $0.1 million was incurred under the partnership agreement.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. As of June 30, 2014, the Partnership

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

had borrowings of $31.5 million outstanding. For the three and six months ended June 30, 2014, the Partnership paid $0.2 million and $0.5 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

(15) Subsequent Events

Distribution

On July 30, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Partnership’s unitholders of $0.96 per common unit or $141.7 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014.

Coffeyville Refinery Incident

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire.  The fire was extinguished, and the refinery was subsequently shut down due to a failure of its Distributed Control System, which was directly caused by the fire. The Partnership is currently evaluating the resulting damage and estimated cost of repairs. Based upon the Partnership's preliminary assessment of the damage, it is currently anticipated that the refinery will be down approximately four weeks. The Partnership maintains property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Partnership anticipates that if the cost of repairs exceeds the $5.0 million deductible, such amounts in excess of $5.0 million should be recoverable under the property insurance policies. While the Partnership maintains business interruption insurance with a 45 day waiting period, it is not currently anticipated that business interruption will be triggered. The Partnership also maintains workers' compensation with a $0.5 million accident deductible.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth in the summary risks noted below:

•	our ability to make cash distributions on the common units;

•	the price volatility of crude oil, other feedstocks and refined products, and variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	our ability in the future to obtain an adequate crude oil supply pursuant to supply agreements or at all;

•	our continued access to crude oil and other feedstock and refined products pipelines;

•	the level of competition from other petroleum refiners;

•	changes in our credit profile;

•	potential operating consequences from accidents, fire, severe weather, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime;

•	our continued ability to secure gasoline and diesel RINs, as well as environmental and other governmental permits necessary for the operation of our business;

•	changes in laws, regulations and policies with respect to the export of crude oil or other hydrocarbons;

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a medium complexity crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 336 miles of owned and leased pipeline) that transports crude oil to our Coffeyville refinery from our Broome Station tank farm located near Caney, Kansas and (4) over 6.0 million barrels of crude oil storage.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $55.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of June 30, 2014, approximately $37.2 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the second quarter of 2014 was $1.16 per barrel compared to $2.90 per barrel in the second quarter of 2013.

Our Initial Public Offering

On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units to the public priced at $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP Energy LLC (together with its affiliates, "IEP", the majority stockholder of CVR Energy). Additionally, on January 30, 2013, we sold an additional 3,600,000 common units to the public priced at $25.00 per unit in connection with the exercise of the underwriters’ option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” Following the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CVR Energy, held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of our general partner.

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

Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding common units (including common units owned by IEP, representing approximately 4% of all outstanding common units), and CVR Refining Holdings held approximately 71% of all outstanding common units in addition to owning 100% of our general partner.

Second Underwritten Offering

On June 30, 2014, we completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. We paid approximately $5.3 million in underwriting fees and approximately $0.4 million in offering costs. We utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings.

Subsequent to the closing of the Second Underwritten Offering and as of June 30, 2014, public security holders held approximately 33% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests in addition to owning 100% of our general partner.

On July 24, 2014, we sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their option to purchase additional common units. We utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million. As of July 24, 2014, public security holders and CVR Refining Holdings held approximately 34% and 66%, respectively, of all outstanding limited partner interests.

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

The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 based on the "disproportionate economic hardship" of the rule on the Wynnewood refinery. The Wynnewood refinery is awaiting the EPA's decision. During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. On July 31, 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following publication of the 2014 mandates.

The cost of RINs for the three months ended June 30, 2014 and 2013 was approximately $29.1 million and $65.5 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was approximately $63.8 million and $97.6 million, respectively. The future cost of RINs for our business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $100.0 million to $150.0 million for the year ending December 31, 2014.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2014, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $5.2 million.

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

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire.  The fire was extinguished, and the refinery was subsequently shut down due to a failure of its Distributed Control System, which was directly caused by the fire. We are currently evaluating the resulting damage and estimated cost of repairs. Based upon our preliminary assessment of the damage, it is currently anticipated that the refinery will be down approximately four weeks. We maintain property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. We anticipate that if the cost of repairs exceeds the $5.0 million deductible, such amounts in excess of $5.0 million should be recoverable under the property insurance policies. While we maintain business interruption insurance with a 45 day waiting period, it is not currently anticipated that business interruption will be triggered. We also maintain workers' compensation with a $0.5 million accident deductible.

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

Crude Oil Supply Agreement

In August 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term (the "Initial Term") commencing on August 31, 2012 and extending through December 31, 2014. Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Loss on extinguishment of debt (a)	$—	$—	$—	$26.1
Share-based compensation (b)	2.8	2.5	5.2	6.1
Gain on derivatives, net	(35.9)	(120.5)	(145.3)	(100.5)
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

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$158.4
Amounts paid to non-affiliates	16.6	36.1	52.7
Total amount paid	$66.4	$144.7	$211.1
Per common unit	$0.45	$0.98	$1.43
Common units outstanding	147.6	147.6

On July 30, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Partnership’s unitholders of $0.96 per common unit or $141.7 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three and six months ended June 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Consolidated Statement of Operations Data
Net sales	$2,466.3	$2,138.1	$4,841.7	$4,412.1
Cost of product sold(1)	2,172.6	1,776.6	4,236.0	3,582.3
Direct operating expenses(1)(2)	93.2	83.8	192.4	169.9
Selling, general and administrative expenses(1)	17.9	20.2	36.6	38.8
Depreciation and amortization	30.7	28.4	60.2	56.4
Operating income	151.9	229.1	316.5	564.7
Interest expense and other financing costs	(7.9)	(10.6)	(16.6)	(24.8)
Interest income	0.1	0.1	0.2	0.2
Gain on derivatives, net	35.9	120.5	145.3	100.5
Loss on extinguishment of debt	—	—	—	(26.1)
Other income, net	—	0.1	—	0.1
Income before income tax expense	180.0	339.2	445.4	614.6
Income tax expense	—	—	—	—
Net income	$180.0	$339.2	$445.4	$614.6
Gross profit(3)	$169.8	$249.3	$353.1	$603.5
Refining margin(4)	$293.7	$361.5	$605.7	$829.8
Adjusted EBITDA(5)	$192.9	$250.6	$387.0	$560.5
Available cash for distribution(6)	$142.8	$200.5

	As of June 30, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$420.0	$279.8
Working capital	850.4	656.9
Total assets	2,785.3	2,533.3
Total debt, including current portion	582.0	582.7
Total partners’ capital	1,757.2	1,522.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$199.2	$227.7	$457.4	$467.2
Investing activities	(47.4)	(35.4)	(105.3)	(80.0)
Financing activities	(145.2)	(234.0)	(211.9)	(57.0)
Net cash flow	$6.6	$(41.7)	$140.2	$330.2
Other Financial Data
Capital expenditures for property, plant and equipment	$47.4	$35.5	$105.3	$80.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$15.22	$20.56	$16.17	$23.63
Gross profit(3)	$8.80	$14.18	$9.42	$17.19
Direct operating expenses (exclusive of depreciation and amortization)(1)(2)	$4.83	$4.77	$5.14	$4.84
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold(1)(7)	$4.57	$4.60	$4.82	$4.62
Barrels sold (barrels per day)(7)	224,295	200,314	220,760	203,079

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	193,032	87.2	153,944	76.2	185,412	85.2	155,304	76.4
Medium	1	—	18,089	9.0	1,789	0.8	16,455	8.1
Heavy sour	19,014	8.6	21,168	10.5	19,803	9.1	22,244	10.9
Total crude oil throughput	212,047	95.8	193,201	95.7	207,004	95.1	194,003	95.4
All other feedstocks and blendstocks	9,422	4.2	8,724	4.3	10,780	4.9	9,248	4.6
Total throughput	221,469	100.0	201,925	100.0	217,784	100.0	203,251	100.0
Production:
Gasoline	108,977	48.8	95,253	47.1	106,727	48.7	96,710	47.4
Distillate	94,931	42.6	84,617	41.8	91,933	41.9	84,232	41.3
Other (excluding internally produced fuel)	19,255	8.6	22,546	11.1	20,665	9.4	23,043	11.3
Total refining production (excluding internally produced fuel)	223,163	100.0	202,416	100.0	219,325	100.0	203,985	100.0
Product price (dollars per gallon):
Gasoline	$2.87		$2.88		$2.77		$2.85
Distillate	$2.97		$2.95		$2.98		$3.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$102.99	$94.17	$100.84	$94.26
Crude Oil Differentials:
WTI less WTS (light/medium sour)	7.15	0.06	6.38	3.09
WTI less WCS (heavy sour)	19.22	16.79	20.05	21.94
NYMEX Crack Spreads:
Gasoline	23.20	24.72	20.70	27.87
Heating Oil	20.90	27.19	24.37	30.21
NYMEX 2-1-1 Crack Spread	22.05	25.95	22.53	29.04
PADD II Group 3 Basis:
Gasoline	(7.06)	1.52	(5.98)	(2.88)
Ultra Low Sulfur Diesel	0.23	2.13	(0.84)	2.11
PADD II Group 3 Product Crack:
Gasoline	16.14	26.23	14.72	24.99
Ultra Low Sulfur Diesel	21.13	29.33	23.53	32.32
PADD II Group 3 2-1-1	18.64	27.78	19.13	28.66
____________

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2013 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.5	$1.2	$2.8	$2.3
Depreciation and amortization excluded from direct operating expenses	28.9	27.1	56.8	53.9
Depreciation and amortization excluded from selling, general and administrative expenses	0.3	0.1	0.6	0.2
Total depreciation and amortization	$30.7	$28.4	$60.2	$56.4

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

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$180.0	$339.2	$445.4	$614.6
Add:
Interest expense and other financing costs, net of interest income	7.8	10.5	16.4	24.6
Income tax expense	—	—	—	—
Depreciation and amortization	30.7	28.4	60.2	56.4
EBITDA	218.5	378.1	522.0	695.6
Add:
FIFO impacts (favorable) unfavorable(a)	(24.3)	(24.2)	(45.9)	(29.0)
Share-based compensation, non-cash	0.7	2.5	1.2	6.1
Loss on extinguishment of debt	—	—	—	26.1
Gain on derivatives, net	(35.9)	(120.5)	(145.3)	(100.5)
Current period settlements on derivative contracts(b)	33.9	14.7	55.0	(37.8)
Adjusted EBITDA	$192.9	$250.6	$387.0	$560.5

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

Three Months Ended June 30, 2014
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$192.9
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.3)
Reserves for future turnarounds	(8.8)
Available cash for distribution	$142.8
Available cash for distribution, per unit	$0.96
Common units outstanding (in thousands)	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,585.5	$1,349.2	$3,157.8	$2,841.7
Cost of product sold (exclusive of depreciation and amortization)	1,398.5	1,117.6	2,757.2	2,312.6
Direct operating expenses (exclusive of depreciation and amortization)	53.7	50.1	107.1	102.3
Depreciation and amortization	18.8	17.7	36.8	35.2
Gross profit	$114.5	$163.8	$256.7	$391.6
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	53.7	50.1	107.1	102.3
Depreciation and amortization	18.8	17.7	36.8	35.2
Refining margin	$187.0	$231.6	$400.6	$529.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$15.61	$21.71	$17.31	$24.27
Gross profit	$9.55	$15.35	$11.09	$17.97
Direct operating expenses (exclusive of depreciation and amortization)	$4.48	$4.69	$4.63	$4.69
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$4.12	$4.37	$4.19	$4.35
Barrels sold (barrels per day)	143,412	125,851	141,226	129,777

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	112,670	80.6	95,763	77.1	107,294	78.5	97,767	76.6
Medium	1	—	334	0.3	744	0.5	423	0.3
Heavy sour	19,014	13.6	21,168	17.0	19,803	14.5	22,244	17.4
Total crude oil throughput	131,685	94.2	117,265	94.4	127,841	93.5	120,434	94.3
All other feedstocks and blendstocks	8,133	5.8	6,962	5.6	8,897	6.5	7,265	5.7
Total throughput	139,818	100.0	124,227	100.0	136,738	100.0	127,699	100.0
Production:
Gasoline	68,348	47.9	59,908	47.3	67,338	48.2	61,154	47.0
Distillate	61,403	43.0	53,471	42.2	59,624	42.6	54,531	41.9
Other (excluding internally produced fuel)	13,023	9.1	13,272	10.5	12,899	9.2	14,488	11.1
Total refining production (excluding internally produced fuel)	142,774	100.0	126,651	100.0	139,861	100.0	130,173	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$879.7	$787.8	$1,681.7	$1,568.2
Cost of product sold (exclusive of depreciation and amortization)	774.2	658.8	1,478.7	1,269.2
Direct operating expenses (exclusive of depreciation and amortization)	39.8	33.7	85.4	67.6
Depreciation and amortization	10.1	9.5	20.1	18.8
Gross profit	$55.6	$85.8	$97.5	$212.6
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	39.8	33.7	85.4	67.6
Depreciation and amortization	10.1	9.5	20.1	18.8
Refining margin	$105.5	$129.0	$203.0	$299.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.42	$18.67	$14.16	$22.46
Gross profit	$7.60	$12.41	$6.80	$15.97
Direct operating expenses (exclusive of depreciation and amortization)	$5.44	$4.88	$5.96	$5.08
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$5.41	$4.97	$5.93	$5.09
Barrels sold (barrels per day)	80,883	74,463	79,534	73,302

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	80,362	98.4	58,181	74.8	78,118	96.4	57,537	76.2
Medium	—	—	17,755	22.9	1,045	1.3	16,032	21.2
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	80,362	98.4	75,936	97.7	79,163	97.7	73,569	97.4
All other feedstocks and blendstocks	1,289	1.6	1,762	2.3	1,883	2.3	1,983	2.6
Total throughput	81,651	100.0	77,698	100.0	81,046	100.0	75,552	100.0
Production:
Gasoline	40,629	50.5	35,345	46.7	39,389	49.6	35,556	48.2
Distillate	33,528	41.7	31,146	41.1	32,309	40.6	29,701	40.2
Other (excluding internally produced fuel)	6,232	7.8	9,274	12.2	7,766	9.8	8,555	11.6
Total refining production (excluding internally produced fuel)	80,389	100.0	75,765	100.0	79,464	100.0	73,812	100.0

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales. Net sales were $2,466.3 million for the three months ended June 30, 2014 compared to $2,138.1 million for the three months ended June 30, 2013. The increase of $328.2 million was primarily the result of higher overall sales volumes. Overall sales volumes increased 14.3% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, our average sales price per gallon for gasoline of $2.87 decreased by approximately 0.3% as compared to the three months ended June 30, 2013, and our average sales price per gallon for distillates of $2.97 for the three months ended June 30, 2014 increased by approximately 0.7% as compared to the three months ended June 30, 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.4	$120.59	$1,253.6	9.2	$120.80	$1,110.7	1.2	$142.9	$(2.1)	$145.0
Distillate	8.9	$124.86	$1,117.9	7.4	$124.07	$926.5	1.5	$191.4	$7.0	$184.4

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $2,172.6 million for the three months ended June 30, 2014 compared to $1,776.6 million for the three months ended June 30, 2013. The increase of $396.0 million was primarily the result of an increase in the cost of consumed crude oil. The increase in consumed crude cost was due to an increase in consumed volumes and crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended June 30, 2014 was $101.82 compared to $91.32 for the comparable period of 2013, an increase of approximately 11.5%. Sales volumes of refined fuels increased by approximately 14.3% over the same period.

Refining margin per barrel of crude oil throughput decreased from $20.56 for the three months ended June 30, 2013 to $15.22 for the three months ended June 30, 2014. Refining margin adjusted for FIFO impact was $13.96 per crude oil throughput barrel for the three months ended June 30, 2014, as compared to $19.18 per crude oil throughput barrel for the three months ended June 30, 2013. Gross profit per barrel decreased to $8.80 for the three months ended June 30, 2014 as compared to gross profit per barrel of $14.18 in the equivalent period in 2013. The decrease of our refining margin and gross profit per barrel was due primarily to an increase in our per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 9.4% increase in WTI and a smaller discount to WTI for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $93.2 million for the three months ended June 30, 2014 compared to direct operating expenses of $83.8 million for the three months ended June 30, 2013. The increase of $9.4 million was primarily the result of the increase in expenses associated with labor ($4.0 million), energy and utility costs ($3.8 million), outside services ($1.3 million), rental costs ($1.3 million) and production chemicals ($1.0 million). The increase was partially offset by a decrease in general repairs and maintenance ($2.2 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2014 increased to $4.83 per barrel as compared to $4.77 per barrel for the three months ended June 30, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.9 million for the three months ended June 30, 2014 compared to $20.2 million for the three months ended June 30, 2013. The decrease of $2.3 million was primarily the result of lower share-based compensation, legal and outside services costs.

Operating Income. Operating income was $151.9 million for the three months ended June 30, 2014 as compared to operating income of $229.1 million for the three months ended June 30, 2013. This decrease of $77.2 million was primarily the result of a decrease in the refining margin ($67.8 million) and increases in direct operating expenses ($9.4 million) and depreciation and amortization ($2.3 million), partially offset by a decrease in selling, general and administrative expenses (2.3 million).

Interest Expense. Interest expense for the three months ended June 30, 2014 was $7.9 million as compared to $10.6 million for the three months ended June 30, 2013. The decrease of $2.7 million resulted primarily from higher capitalized interest for the three months ended June 30, 2014.

Gain on Derivatives, net. For the three months ended June 30, 2014, we recorded a $35.9 million net gain on derivatives. This compares to a $120.5 million net gain on derivatives for the three months ended June 30, 2013. This change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales. Net sales were $4,841.7 million for the six months ended June 30, 2014 compared to $4,412.1 million for the six months ended June 30, 2013. The increase of $429.6 million was the result of higher overall sales volumes, which was partially offset by lower product prices. Overall sales volumes increased 11.3% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, our average sales price per gallon for gasoline of $2.77 decreased by approximately 2.8% as compared to the six months ended June 30, 2013, and our average sales price per gallon for distillates of $2.98 for the six months ended June 30, 2014 decreased by approximately 1.6% as compared to the six months ended June 30, 2013.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	20.3	$116.21	$2,354.0	18.8	$119.52	$2,247.5	1.5	$106.5	$(67.1)	$173.6
Distillate	18.1	$125.36	$2,269.4	15.3	$127.34	$1,949.9	2.8	$319.5	$(35.7)	$355.2

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $4,236.0 million for the six months ended June 30, 2014 compared to $3,582.3 million for the six months ended June 30, 2013. The increase of $653.7 million was primarily the result of an increase in the cost of consumed crude oil. The increase in consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. Our average cost per barrel of crude oil consumed for the six months ended June 30, 2014 was $98.96 compared to $90.33 for the comparable period of 2013, an increase of approximately 9.6%. Sales volume of refined fuels also increased by approximately 11.3% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2014, we had a favorable FIFO inventory impact of $45.9 million compared to a favorable FIFO inventory impact of $29.0 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $23.63 for the six months ended June 30, 2013 to $16.17 for the six months ended June 30, 2014. Refining margin adjusted for FIFO impact was $14.95 per crude oil throughput barrel for the six months ended June 30, 2014, as compared to $22.80 per crude oil throughput barrel for the six months ended June 30, 2013. Gross profit per barrel decreased to $9.42 for the six months ended June 30, 2014 as compared to gross profit per barrel of $17.19 in the equivalent period in 2013. The decrease of our refining margin and gross profit per barrel was primarily due to an increase in our per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 7.0%

increase in WTI and a smaller discount to WTI for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $192.4 million for the six months ended June 30, 2014 compared to direct operating expenses of $169.9 million for the six months ended June 30, 2013. The increase of $22.5 million was primarily the result of the increase in expenses associated with energy and utility costs ($11.9 million) and labor ($8.0 million). Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2014 increased to $5.14 per barrel as compared to $4.84 per barrel for the six months ended June 30, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $36.6 million for the six months ended June 30, 2014 compared to $38.8 million for the six months ended June 30, 2013. The decrease of $2.2 million was primarily the result of lower share-based compensation and outside services expenses.

Operating Income. Operating income was $316.5 million for the six months ended June 30, 2014 as compared to operating income of $564.7 million for the six months ended June 30, 2013. The decrease of $248.2 million was primarily the result of a decrease in the refining margin ($224.1 million) and increases in direct operating expenses ($22.5 million) and depreciation and amortization ($3.8 million), partially offset by a decrease in selling, general and administrative expenses (2.2 million).

Interest Expense. Interest expense for the six months ended June 30, 2014 was $16.6 million as compared to $24.8 million for the six months ended June 30, 2013. The decrease of $8.2 million resulted primarily from lower interest expense on the outstanding 2022 Notes (as defined below) for the six months ended June 30, 2014 as compared to interest expense incurred during the six months ended June 30, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes and higher capitalized interest for the six months ended June 30, 2014.

Gain on Derivatives, net. For the six months ended June 30, 2014, we recorded a $145.3 million net gain on derivatives. This compares to a $100.5 million net gain on derivatives for the six months ended June 30, 2013. This change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

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

Cash Balance and Other Liquidity

As of June 30, 2014 we had cash and cash equivalents of $420.0 million. Working capital at June 30, 2014 was $850.4 million, consisting of $1,295.6 million in current assets and $445.2 million in current liabilities. Working capital at December 31, 2013 was $656.9 million, consisting of $1,082.6 million in current assets and $425.7 million in current liabilities. As of July 28, 2014, we had cash and cash equivalents of $456.7 million.

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

As of June 30, 2014, we had $372.7 million available under the Amended and Restated ABL Credit Facility and $118.5 million available under the intercompany credit facility.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes were issued by Refining LLC and Coffeyville Finance and are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Resources Nitrogen Fertilizers, LLC are not guarantors. The 2022 Notes were secured by substantially the same assets that secured the then outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. Accordingly, the 2022 Notes were no longer secured as of and after January 23, 2013.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of June 30, 2014.

Amended and Restated Asset Based (ABL) Credit Facility. On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC’s prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC’s position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the Initial Public Offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2014.

Intercompany Credit Facility. On January 23, 2013, prior to the closing of the Initial Public Offering, we entered into a new $150.0 million senior unsecured revolving credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of June 30, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of June 30, 2014, we had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2014 by major category:

Six Months Ended June 30, 2014
(in millions)
Coffeyville refinery:
Maintenance	$43.0
Growth	1.4
Coffeyville refinery total capital	44.4
Wynnewood refinery
Maintenance	32.3
Growth	20.0
Wynnewood refinery total capital	52.3
Other:
Maintenance	3.3
Growth	5.3
Other total capital	8.6
Total capital spending	$105.3

Including amounts already spent during the six months ended June 30, 2014, we expect to spend, in total, approximately $245.0 million to $265.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $105.0 million to $115.0 million is expected to be spent for the Coffeyville refinery, which includes approximately $95.0 million to $100.0 million of maintenance capital. Approximately $115.0 million to $125.0 million is expected to be spent on capital expenditures for the Wynnewood refinery, which includes approximately $70.0 million to $75.0 million of maintenance capital. We also expect to spend approximately $25.0 million on other capital projects.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$457.4	$467.2
Investing activities	(105.3)	(80.0)
Financing activities	(211.9)	(57.0)
Net increase in cash and cash equivalents	$140.2	$330.2

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2014 were approximately $457.4 million. The positive cash flow from operating activities generated over this period was primarily driven by $445.4 million of net income and $29.5 million of favorable impacts to other working capital. Trade working capital for the six months ended June 30, 2014 resulted in a net cash inflow of $7.2 million which was primarily attributable to an increase in accounts payable ($18.1 million), partially offset by increases in accounts receivable ($6.4 million) and inventory ($4.5 million). The increase in accounts payable was largely the result of increased payables for crude purchases and timing of payments. Other working capital activities resulted in net cash inflow of $29.5 million, which was primarily related to an increase in other current liabilities ($22.8 million) and a decrease in prepaid expenses and other current assets ($6.7 million). The increase in other current liabilities was primarily due to an increase in accruals related to the biofuel blending obligation. The decrease in prepaid expenses and other current assets was due to a decrease in prepaid insurance.

Net cash flows provided by operating activities for the six months ended June 30, 2013 were approximately $467.2 million. The positive net cash flow from operating activities was primarily driven by $614.6 million of net income and favorable changes in other working capital of $55.4 million, partially offset by unfavorable changes in trade working capital of $154.7 million. Net income was primarily driven by increased throughput rates and refining margins, partially offset by lower product prices. Trade working capital for the six months ended June 30, 2013 resulted in a cash outflow of approximately $154.7 million, which was primarily attributable to increases in accounts receivable ($69.1 million) and inventory ($56.9 million) and a decrease in accounts payable ($28.7 million). The increase in accounts receivable primarily resulted from increased sales volumes as compared to the end of 2012 due to the turnaround at the Wynnewood refinery completed in the fourth quarter of 2012. The increase in inventory primarily resulted from increased distillate volumes and increased gasoline prices at the Coffeyville refinery as compared to 2012. The decrease in accounts payable primarily resulted from decreased payables associated with the Wynnewood refinery turnaround. Other working capital activities resulted in a net cash inflow of $55.4 million, which was primarily related to an increase in other current liabilities ($60.2 million). The increase in other current liabilities primarily resulted from an increase in the biofuel blending obligation due to increased RINs prices in the second quarter of 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $105.3 million compared to $80.0 million for the six months ended June 30, 2013. The increase in cash used in investing activities was the result of a $25.2 million increase in capital expenditures during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, largely resulting from incremental spending at the Coffeyville refinery.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was approximately $211.9 million compared to $57.0 million for the six months ended June 30, 2013. The net cash used in financing activities for the six months ended June 30, 2014 was primarily attributable to distributions to our common unitholders of $211.1 million (including $158.4 million to affiliates). The net cash used in financing activities for the six months ended June 30, 2013 was primarily attributable to payments to extinguish the Second Lien Notes of $243.4 million, distributions to affiliates of $235.1 million and distributions to our common unit holders of $233.2 million (including $195.9 million to affiliates), partially offset by proceeds from the Initial Public Offering of $655.7 million.

For the six months ended June 30, 2014, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of June 30, 2014, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility. As of June 30, 2014, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of June 30, 2014, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2014 from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the six months ended June 30, 2014 does not differ materially from that discussed under Part II—Item 7A of our 2013 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At June 30, 2014, we had open commodity hedging instruments consisting of 15.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 was a net unrealized gain of $74.3 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $15.8 million.

Foreign Currency Exchange

Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2013 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
10.1*	Second Amendment to Services Agreement, dated June 27, 2014 by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101*
The following financial information for CVR Refining, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 31, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

July 31, 2014	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer
(Principal Executive Officer)

July 31, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer
(Principal Financial and Accounting Officer)