Form 10-Q
period 2014-09-30
CVR Refining, LP
filed 2014-11-03
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 147,600,000 common units outstanding at October 28, 2014.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2014

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (this “Report”).

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$359.2	$279.8
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $0.9, including $0.1 and $0.6 due from affiliates at September 30, 2014 and December 31, 2013, respectively	223.9	234.9
Inventories	484.0	493.7
Prepaid expenses and other current assets, including $1.2 and $1.5 due from affiliates at September 30, 2014 and December 31, 2013, respectively	113.5	74.2
Total current assets	1,180.6	1,082.6
Property, plant, and equipment, net of accumulated depreciation	1,481.7	1,430.2
Deferred financing costs, net	8.6	10.0
Other long-term assets, including $0.1 due from affiliates at December 31, 2013	20.8	10.5
Total assets	$2,691.7	$2,533.3
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.4	$1.3
Accounts payable, including $3.9 and $17.7 due to affiliates at September 30, 2014 and December 31, 2013, respectively	364.1	341.0
Personnel accruals, including $1.4 due to affiliates at September 30, 2014	18.6	13.0
Accrued taxes other than income taxes	21.1	30.0
Accrued expenses and other current liabilities, including $7.5 and $0.2 due to affiliates at September 30, 2014 and December 31, 2013, respectively	64.6	40.4
Total current liabilities	469.8	425.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at September 30, 2014 and December 31, 2013	580.4	581.4
Accrued environmental liabilities, net of current portion	1.0	1.2
Other long-term liabilities, including $1.0 and $1.1 due to affiliates at September 30, 2014 and December 31, 2013, respectively	2.6	2.9
Total long-term liabilities	584.0	585.5
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at September 30, 2014 and December 31, 2013	1,637.9	1,522.1
General partner interest	—	—
Total partners’ capital	1,637.9	1,522.1
Total liabilities and partners’ capital	$2,691.7	$2,533.3
See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in millions, except per unit data)
Net sales	$2,215.2	$1,910.5	$7,056.9	$6,322.6
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,053.7	1,734.7	6,289.6	5,317.0
Direct operating expenses (exclusive of depreciation and amortization)	110.6	104.7	303.0	274.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17.3	18.9	54.0	57.8
Depreciation and amortization	29.7	28.8	89.9	85.2
Total operating costs and expenses	2,211.3	1,887.1	6,736.5	5,734.5
Operating income	3.9	23.4	320.4	588.1
Other income (expense):
Interest expense and other financing costs	(7.9)	(10.0)	(24.5)	(34.8)
Interest income	0.1	0.1	0.3	0.3
Gain on derivatives, net	25.7	72.5	171.1	173.0
Loss on extinguishment of debt	—	—	—	(26.1)
Other income (expense), net	—	—	(0.1)	0.1
Total other income	17.9	62.6	146.8	112.5
Income before income tax expense	21.8	86.0	467.2	700.6
Income tax expense	—	—	—	—
Net income	$21.8	$86.0	$467.2	$700.6

Net income subsequent to initial public offering (January 23, 2013 through September 30, 2013)				$622.8
Net income per common unit – basic(1)	$0.15	$0.58	$3.17	$4.22
Net income per common unit – diluted(1)	$0.15	$0.58	$3.17	$4.22

Weighted-average common units outstanding:
Basic	147.6	147.6	147.6	147.6
Diluted	147.6	147.6	147.6	147.6

(1) Represents net income per common unit from the closing of the Partnership’s initial public offering on January 23, 2013 to September 30, 2013. See Note 10 to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners’ Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2013	147,600,000	$1,522.1	$—	$1,522.1
June issuance of additional common units to the public, net of offering costs	7,089,100	178.5	—	178.5
June redemption of common units from CVR Refining Holdings, LLC	(7,089,100)	(179.0)	—	(179.0)
Share-based compensation - Affiliates	—	1.9	—	1.9
Cash distributions to common unitholders - Affiliates	—	(257.6)	—	(257.6)
Cash distributions to common unitholders - Non-affiliates	—	(95.2)	—	(95.2)
Net income	—	467.2	—	467.2
Balance at September 30, 2014	147,600,000	$1,637.9	$—	$1,637.9

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$467.2	$700.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.9	85.2
Allowance for doubtful accounts	(0.3)	0.6
Amortization of deferred financing costs	1.4	1.5
Loss on disposition of assets	0.1	—
Loss on extinguishment of debt	—	26.1
Share-based compensation	6.9	8.3
Gain on derivatives, net	(171.1)	(173.0)
Current period settlements on derivative contracts	93.2	(3.9)
Changes in assets and liabilities:
Accounts receivable	11.3	(29.5)
Inventories	9.7	(147.8)
Prepaid expenses and other current assets	13.0	(7.3)
Other long-term assets	(1.8)	0.1
Accounts payable	37.9	(4.5)
Accrued expenses and other liabilities	29.0	27.3
Accrued environmental liabilities	(0.2)	(0.2)
Other long-term liabilities	1.5	(0.1)
Net cash provided by operating activities	587.7	483.4
Cash flows from investing activities:
Capital expenditures	(154.2)	(140.8)
Proceeds from sale of assets	0.1	0.1
Net cash used in investing activities	(154.1)	(140.7)
Cash flows from financing activities:
Payment of capital lease obligations	(0.9)	(0.7)
Payments on senior secured notes	—	(243.4)
Payment of deferred financing costs	—	(0.4)
Revolving debt borrowings - affiliates	—	11.5
Proceeds from January 2013 issuance of common units, net of offering costs	—	655.7
Proceeds from May 2013 issuance of common units, net of offering costs	—	393.6
Redemption of common units from CVR Refining Holdings, LLC - May 2013	—	(394.0)
Proceeds from June 2014 issuance of common units, net of offering costs	178.5	—
Redemption of common units from CVR Refining Holdings, LLC - June 2014	(179.0)	—
Distributions to affiliates	—	(235.1)
Distributions to common unitholders – affiliates	(257.6)	(345.5)
Distributions to common unitholders – non-affiliates	(95.2)	(87.0)
Net cash used in financing activities	(354.2)	(245.3)
Net increase in cash and cash equivalents	79.4	97.4
Cash and cash equivalents, beginning of period	279.8	153.1
Cash and cash equivalents, end of period	$359.2	$250.5

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $8.1 and $1.7 in 2014 and 2013, respectively	$14.9	$32.5
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$17.7	$26.3
Change in accounts payable related to construction in process additions	$(12.7)	$(11.1)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as “CVR Refining” or the “Partnership”) is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as “CRLLC”), a wholly owned subsidiary of CVR Energy, Inc. (referred to as “CVR Energy”) in contemplation of an initial public offering. As of September 30, 2014, CRLLC owned 100% of the Partnership’s general partner interest and approximately 66% of the Partnership's limited partner interests. As of September 30, 2014, IEP Energy LLC and certain affiliates (collectively “IEP”) owned approximately 82% of CVR Energy.

Initial Public Offering of CVR Refining, LP

On January 23, 2013, the Partnership completed its initial public offering (the “Initial Public Offering”). The Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit. Additionally, on January 30, 2013, the Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per unit in connection with the underwriters’ exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

The net proceeds to CVR Refining of approximately $653.6 million after deducting underwriting discounts and commissions and offering expenses from the Initial Public Offering have been, or will be, utilized as follows:

•	approximately $253.0 million was used to repurchase CRLLC’s 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

•	approximately $85.1 million was distributed to CRLLC;

•	approximately $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014; and

•	the balance of the proceeds of approximately $101.5 million was allocated to be utilized for general corporate purposes.

Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this includes common units owned by IEP, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings, LLC (“CVR Refining Holdings”), a wholly-owned subsidiary of CRLLC, held common units approximating 81% of all outstanding limited partner interests.

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
September 30, 2014
(unaudited)

Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests.

Second Underwritten Offering

On June 30, 2014, the Partnership completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Partnership paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. CVR Refining utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

On July 24, 2014, the Partnership sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters’ exercise of their option to purchase additional common units. The Partnership utilized net proceeds of approximately $14.9 million from the underwriters’ exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters’ exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million.

Subsequent to the closing of the underwriters’ option of the Second Underwritten Offering and as of September 30, 2014, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

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

The Partnership entered into a services agreement on December 31, 2012, pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. In addition, by virtue of the fact that the Partnership is a controlled affiliate of CVR Energy, the Partnership is bound by an omnibus agreement entered into by CVR Energy, CVR Partners and the general partner of CVR Partners, pursuant to which the Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of CVR Partners’ outstanding units.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in CVR Refining’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014 (the “2013 Form 10-K”).

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement originally entered into on December 31, 2012. See Note 15 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2014 and December 31, 2013, the results of operations of the Partnership for the three and nine month periods ended September 30, 2014 and 2013, the changes in partners’ capital for the Partnership for the nine month period ended September 30, 2014 and the cash flows of the Partnership for the nine month periods ended September 30, 2014 and 2013.

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(4) Share-Based Compensation

Certain employees of CVR Refining and employees of CVR Energy who perform services for CVR Refining participate in the equity compensation plans of CVR Refining’s affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with SAB Topic 1-B (“Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity”) and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR Refining is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which CVR Refining is not responsible for payment are reflected as an increase or decrease to partners’ capital.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CVR Refining) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, restricted shares have been granted to employees of CVR Energy and CVR Refining. The IEP acquisition of CVR Energy and related Transaction Agreement dated April 18, 2012 between CVR Energy and IEP (“Transaction Agreement”) triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards, which generally vest over a three-year period, will be remeasured at each subsequent reporting date until they vest.

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2014, there was approximately $1.7 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.5 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentages for individuals for whom, as of September 30, 2014, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended September 30, 2014 and 2013 was approximately $0.6 million and $2.1 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2014 and 2013 was approximately $1.9 million and $8.3 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the three and nine months ended September 30, 2014 and 2013 have been reflected as an increase to partners’ capital.

Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for these awards is being recognized over the substantive service period. Total compensation expense recorded for the three and nine months ended September 30, 2014 related to the performance unit awards was $0.1 million and $1.5 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

On June 30, 2014, the first award of Mr. Lipinski's Performance Unit Award Agreements vested. The Partnership reimbursed CVR Energy approximately $2.0 million for its allocated portion of the performance unit award payment on July 15, 2014. As of September 30, 2014, the Partnership had a liability of $1.7 million for non-vested performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
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
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2014, there was approximately $1.8 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.2 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of September 30, 2014 compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three and nine months ended September 30, 2014 related to the awards was $0.4 million and $1.4 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of September 30, 2014, the Partnership had a liability of $1.4 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Refining

In connection with the Initial Public Offering, on January 16, 2013, the board of directors of the general partner of the Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the “CVR Refining LTIP”). Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the nine months ended September 30, 2014 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2014	187,177	$21.55
Granted	—	—
Vested	—	—
Forfeited	(4,176)	21.55
Non-vested at September 30, 2014	183,001	$21.55

As of September 30, 2014, there was approximately $2.6 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.2 years. Total compensation expense recorded for the three and nine months ended September 30, 2014 related to the awards under the CVR Refining LTIP was $0.6 million and $2.1 million, respectively.

As of September 30, 2014, the Partnership had a liability of $2.1 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Finished goods	$262.7	$259.0
Raw materials and precious metals	156.4	169.1
In-process inventories	33.6	36.8
Parts and supplies	31.3	28.8
	$484.0	$493.7

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(6) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Land and improvements	$27.5	$26.6
Buildings	39.9	37.7
Machinery and equipment	1,846.7	1,757.7
Automotive equipment	19.8	18.4
Furniture and fixtures	8.5	7.3
Leasehold improvements	0.8	0.8
Construction in progress	199.7	157.3
	2,142.9	2,005.8
Accumulated depreciation	661.2	575.6
Total property, plant and equipment, net	$1,481.7	$1,430.2

Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2014 and 2013 totaled approximately $3.0 million and $0.7 million, respectively. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2014 and 2013 totaled approximately $8.1 million and $1.7 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both September 30, 2014 and December 31, 2013. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers (“RINs”) and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.6 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, cost of product sold excludes depreciation and amortization of approximately $4.4 million and $3.5 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation for CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $27.6 million and $27.5 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, direct operating expenses exclude depreciation and amortization of approximately $84.4 million and $81.4 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative offices in Texas, Kansas and Oklahoma. Selling, general and administrative expenses also include allocated share-based compensation expense from CVR Energy as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.5 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.1 million and $0.3 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(8) Long-Term Debt

Long-term debt was as follows:

	September 30, 2014	December 31, 2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	48.9	49.9
Long-term debt	$580.4	$581.4
2022 Senior Notes
The Partnership has $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the “2022 Notes”) outstanding, which were issued by CVR Refining, LLC (“Refining LLC”) and Coffeyville Finance Inc. (“Coffeyville Finance”) on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of September 30, 2014, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At September 30, 2014, the estimated fair value of the 2022 Notes was approximately $510.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility (the “Amended and Restated ABL Credit Facility”) with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility has an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2014.

As of September 30, 2014, the Partnership had availability under the Amended and Restated ABL Credit Facility of $372.7 million and had letters of credit outstanding of approximately $27.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2014.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a new $150.0 million senior unsecured revolving credit facility (the “intercompany credit facility”) with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of September 30, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership’s equity interests. As of September 30, 2014, the Partnership had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

On October 29, 2014, the Partnership entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million.

Capital Lease Obligations

As a result of the acquisition of the Wynnewood refinery, CVR Refining acquired two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 181 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 180 months remaining and will expire in September 2029.

Loss on Extinguishment of Debt

On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the previously outstanding Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes”). The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the nine months ended September 30, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

(9) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at September 30, 2014:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2014, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$99.2	$257.6
Amounts paid to non-affiliates	16.6	36.1	42.5	95.2
Total amount paid	$66.4	$144.7	$141.7	$352.8
Per common unit	$0.45	$0.98	$0.96	$2.39
Common units outstanding	147.6	147.6	147.6

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and nine months ended September 30, 2014, as all unvested awards under the CVR Refining LTIP were liability-classified awards. No awards were issued or outstanding under the CVR Refining LTIP during the period from January 23, 2013 to September 30, 2013.

The following table illustrates the Partnership's calculation of net income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013(1)
	(in millions, except per unit data)
Net income	$21.8	$86.0	$467.2	$622.8
Net income per common unit, basic	$0.15	$0.58	$3.17	$4.22
Net income per common unit, diluted	$0.15	$0.58	$3.17	$4.22
Weighted-average common units outstanding, basic	147.6	147.6	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6	147.6	147.6

(1) Reflective of net income and net income per common unit from the closing of the Initial Public Offering on January 23, 2013 to September 30, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining’s operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Three months ending December 31, 2014	$0.6	$60.0
Year Ending December 31,
2015	1.5	116.2
2016	1.1	109.4
2017	0.3	107.3
2018	0.1	107.4
Thereafter	0.4	894.2
	$4.0	$1,394.5

(1)
This amount includes approximately $929.8 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada’s Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended September 30, 2014 and 2013, lease expense totaled approximately $0.7 million and 0.8 million, respectively. For the nine months ended September 30, 2014 and 2013, lease expense totaled approximately $1.8 million and $2.5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended September 30, 2014 and 2013, total expense of approximately $25.1 million and $25.5 million, respectively, was incurred related to long-term commitments. For the nine months ended September 30, 2014 and 2013, total expense of approximately $88.5 million and $86.7 million, respectively, was incurred related to long-term commitments.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the “Initial Term”). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.
Litigation
From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR Refining previously reported in its 2013 Form 10-K or in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 (“2014 Q1 Form 10-Q”) and June 30, 2014 (“2014 Q2 Form 10-Q”), which were filed with the SEC on May 2, 2014 and August 1, 2014, respectively. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.
Environmental, Health, and Safety (“EHS”) Matters
CRRM, Coffeyville Resources Crude Transportation, LLC (“CRCT”), Coffeyville Resources Terminal, LLC (“CRT”) and Wynnewood Refining Company, LLC ("WRC") are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
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
As previously reported, CVR Refining is party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iv) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in CVR Refining's 2013 Form 10-K, 2014 Q1 Form 10-Q or 2014 Q2 Form 10-Q. CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining’s business, financial condition, or results of operations.
At September 30, 2014, CVR Refining's Condensed Consolidated Balance Sheet included total environmental accruals of $1.2 million, compared with $1.5 million at December 31, 2013. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2014 and 2013, capital expenditures were approximately $23.1 million and $35.5 million, respectively. For the nine months ended September 30, 2014 and 2013, capital expenditures were approximately $83.2 million and $73.5 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for the three months ended September 30, 2014 and 2013 was approximately $18.5 million and $57.4 million, respectively. The cost of RINs for the nine months ended September 30, 2014 and 2013 was approximately $82.3 million and $155.0 million, respectively. As of September 30, 2014 and December 31, 2013, CVR Refining’s biofuel blending obligation was approximately $36.3 million and $17.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(12) Coffeyville Refinery Incident

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire, including one employee who was fatally injured. The fire was extinguished, and the refinery was subsequently shut down due to a failure of its plant-wide Distributed Control System, which was directly caused by the fire. The refinery returned to operations in mid-August, with all units except the isomerization unit in operation by August 23, 2014. This interruption adversely impacted production of refined products for the Partnership in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the three and nine months ended September 30, 2014 were approximately $5.5 million.

The Partnership maintains property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Partnership anticipates amounts in excess of the $5.0 million deductible will be recoverable under the property insurance policies. As of September 30, 2014, the Partnership recorded an insurance receivable related to the incident of approximately $0.5 million, which is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). The Partnership also maintains workers' compensation insurance with a $0.5 million per accident deductible.

During the outage at the Coffeyville refinery as discussed above, the Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred approximately $5.5 million in turnaround expenses for the three and nine months ended September 30, 2014.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$53.2	$—	$53.2
Other long-term assets (derivative agreements)	—	8.6	—	8.6
Total Assets	$—	$61.8	$—	$61.8
Other current liabilities (biofuel blending obligation)	—	(9.9)	—	(9.9)
Total Liabilities	$—	$(9.9)	$—	$(9.9)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$0.9	$—	$0.9
Other long-term assets (derivative agreements)	—	0.1	—	0.1
Total Assets	$—	$1.0	$—	$1.0
Other current liabilities (derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (biofuel blending obligation)	—	(16.2)	—	(16.2)
Other long-term liabilities (derivative agreements)	—	(1.8)	—	(1.8)
Total Liabilities	$—	$(33.3)	$—	$(33.3)

As of September 30, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining’s derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2014.

(14) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Current period settlements on derivative contracts	$38.2	$33.9	$93.2	$(3.9)
Gain on derivatives, net	25.7	72.5	171.1	173.0

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
September 30, 2014
(unaudited)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of September 30, 2014. For the three months ended September 30, 2014 and 2013, CVR Refining recognized net gains of $43,000 and $0.1 million, respectively. For the nine months ended September 30, 2014 and 2013, CVR Refining recognized net losses of $0.3 million and $2.3 million, respectively. These recognized net gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2014 and December 31, 2013, CVR Refining had open commodity hedging instruments consisting of 9.8 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2014 was a net unrealized gain of $61.8 million, of which $53.2 million was included in current assets and $8.6 million was included in non-current assets. For the three months ended September 30, 2014 and 2013, CVR Refining recognized net gains of $25.7 million and $72.4 million, respectively. For the nine months ended September 30, 2014 and 2013, CVR Refining recognized net gains of $171.4 million and $175.3 million, respectively. These recognized net gains are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of September 30, 2014, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

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

The offsetting assets and liabilities for CVR Refining’s derivatives as of September 30, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of September 30, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$53.2	$—	$53.2	$—	$53.2
Total	$53.2	$—	$53.2	$—	$53.2

	As of September 30, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$8.6	$—	$8.6	$—	$8.6
Total	$8.6	$—	$8.6	$—	$8.6

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
September 30, 2014
(unaudited)

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

(15) Related Party Transactions

In connection with the formation of CVR Refining in September 2012 and the Partnership’s Initial Public Offering in January 2013, CVR Refining and CRRM entered into certain agreements with CVR Energy and its subsidiaries that govern the business relations among CVR Refining, its general partner and CRRM on the one hand, and CVR Energy and its subsidiaries, on the other hand. CRRM has previously entered into other agreements with CVR Partners and its subsidiary. Certain of the agreements described below were subsequently amended and restated; the agreements are described as in effect at September 30, 2014. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable, prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining’s Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRRM entered into a feedstock and shared services agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), which was amended on December 30, 2013, under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended September 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRNF

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

were approximately $0 and $0.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0 and $0.6 million, respectively. For the three months ended September 30, 2014 and 2013, CVR Refining also recognized $0.1 million and $0.8 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. For the nine months ended September 30, 2014 and 2013, CVR Refining also recognized $6.9 million and $4.7 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At September 30, 2014 and December 31, 2013, there were approximately $0 and $2.6 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended September 30, 2014 and 2013, were approximately $0.4 million and $0.1 million, respectively. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the nine months ended September 30, 2014 and 2013, were approximately $0.9 million and $0.4 million. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three months ended September 30, 2014 and 2013, CRRM recognized no direct operating expenses generated from the purchase of tail gas from CRNF. For each of the nine months ended September 30, 2014 and 2013, CRRM recognized approximately $0.1 million of direct operating expenses generated from the purchase of tail gas from CRNF.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At September 30, 2014 and December 31, 2013, an asset of approximately $0.1 million and $0.3 million, respectively, was included in other current assets and approximately $0 and $0.1 million, respectively, was included in other non-current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $1.0 million and $1.1 million in other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

At September 30, 2014 and December 31, 2013, payables of approximately $0 and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At both September 30, 2014 and December 31, 2013, receivables of approximately $1.0 million were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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
September 30, 2014
(unaudited)

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $1.9 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $6.5 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively. Receivables of approximately $0.1 million and $0.6 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

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

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy dated December 31, 2012, as amended. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Refining with the following services under the agreement, among others:

•
services from CVR Energy’s employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

•	administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

•	management of the Partnership’s property and the property of its operating subsidiaries in the ordinary course of business;

•
recommendations on capital raising activities to the board of directors of the Partnership’s general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

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

Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days’ notice. Either CVR Energy or the Partnership’s general partner may terminate the agreement upon at least 180 days’ notice, but not more than one year’s notice. Furthermore, the Partnership's general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

Net amounts incurred under the services agreement for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Direct operating expenses	$6.0	$6.6	$16.9	$19.1
Selling, general and administrative expenses	12.5	15.4	39.0	45.4
Total	$18.5	$22.0	$55.9	$64.5

At September 30, 2014 and December 31, 2013, payables and liabilities of approximately $10.9 million and $14.8 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

In connection with the Initial Public Offering, CVR Refining GP and CVR Refining Holdings entered into the first amended and restated agreement of limited partnership of the Partnership, dated January 23, 2013.

The Partnership’s general partner manages the Partnership's operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. CVR Refining Holdings has the right to select the directors of the general partner. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the general partner and not by its board of directors. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to re-election on a regular basis by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business.

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three and nine months ended September 30, 2014, approximately $1.5 million and $4.8 million, respectively, was incurred under the partnership agreement. For the three and nine months ended September 30, 2013, approximately $0.1 million and $0.2 million, respectively, was incurred under the partnership agreement.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. As of September 30, 2014, the Partnership had borrowings of $31.5 million outstanding. For the three and nine months ended September 30, 2014, the Partnership paid $0.3 million and $0.8 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility and expansion of the borrowing capacity on October 29, 2014.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(16) Subsequent Events

Distribution

On October 29, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2014 to the Partnership’s unitholders of $0.54 per common unit or $79.7 million in aggregate. The cash distribution will be paid on November 17, 2014 to unitholders of record at the close of business on November 10, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the “2013 Form 10-K”). Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial or operational performance, future distributions, future capital sources and capital expenditures; and

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a medium complexity crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 336 miles of owned and leased pipeline) that transports crude oil to our Coffeyville refinery from our Broome Station tank farm located near Caney, Kansas and (4) over 6.0 million barrels of crude oil storage.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station tank farm. We maintain capacity on the Spearhead and Keystone pipelines from Canada to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to our Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. We expect to spend approximately $50.0 million, excluding capitalized interest, on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of September 30, 2014, approximately $40.6 million, excluding capitalized interest, has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost premium to WTI for the third quarter of 2014 was $0.10 per barrel compared to a discount of $1.25 per barrel in the third quarter of 2013.

Our Initial Public Offering

On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units to the public priced at $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP Energy LLC (together with its affiliates, “IEP”, the majority stockholder of CVR Energy). Additionally, on January 30, 2013, we sold an additional 3,600,000 common units to the public priced at $25.00 per unit in connection with the exercise of the underwriters’ option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” Following the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings, LLC (“CVR Refining Holdings”), a wholly-owned subsidiary of CVR Energy, held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of our general partner.

The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes”), issued by Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, in the first quarter of 2013, $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

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

Second Underwritten Offering

On June 30, 2014, we completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. We paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. We utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

On July 24, 2014, we sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters’ exercise of their option to purchase additional common units. We utilized net proceeds of approximately $14.9 million from the underwriters’ exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters’ exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million.

Subsequent to the closing of the underwriters' option of the Second Underwritten Offering and as of September 30, 2014, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests in addition to owning 100% of our general partner.

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

The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 based on the “disproportionate economic hardship” of the rule on the Wynnewood refinery. The EPA denied the petition in a letter dated September 5, 2014. During 2013, the cost of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the “blend wall.” The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the proposed annual renewable fuel percentage standards for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices have remained volatile and have increased in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following publication of the final 2014 annual renewable fuel percentage standards.

The cost of RINs for the three months ended September 30, 2014 and 2013 was approximately $18.5 million and $57.4 million, respectively. The cost of RINs for the nine months ended September 30, 2014 and 2013 was approximately $82.3 million and $155.0 million, respectively. The future cost of RINs for our business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $100.0 million to $125.0 million for the year ending December 31, 2014.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the nine months ended September 30, 2014, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $7.1 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two-phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012 and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. During the outage at our Coffeyville refinery as discussed further below, we accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses for the three and nine months ended September 30, 2014. We completed a turnaround at our Wynnewood refinery in December 2012. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.
On July 29, 2014, our Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire, including one employee who was fatally injured. The fire was extinguished, and the refinery was subsequently shut down due to a failure of its plant-wide Distributed Control System, which was directly caused by the fire. The refinery returned to operations in mid-August, with all units except the isomerization unit in operation by August 23, 2014. This interruption adversely impacted production of refined products in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the three and nine months ended September 30, 2014 were approximately $5.5 million.
We maintain property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. We anticipate amounts in excess of the $5.0 million deductible will be recoverable under the property insurance policies. As of September 30, 2014, we recorded an insurance receivable related to the incident of approximately $0.5 million, which is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). We also maintain workers' compensation insurance with a $0.5 million per accident deductible.

During the three months ended September 30, 2013, the fluid catalytic cracking unit (“FCCU”) at our Coffeyville refinery was offline for approximately 55 days due to necessary repairs. As a result of the FCCU outage, crude throughput and production at the Coffeyville refinery was significantly reduced during the three and nine months ended September 30, 2013. Additionally, we incurred approximately $20.8 million in costs to repair the FCCU during the three and nine months ended September 30, 2013. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.

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

In connection with the Initial Public Offering, we entered into a number of agreements with CVR Energy, including (i) a $150.0 million intercompany credit facility between CRLLC and us, which was subsequently expanded to $250.0 million on October 29, 2014 and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

In August 2012, CRRM and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (the “Vitol Agreement”). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term (the “Initial Term”) commencing on August 31, 2012 and extending through December 31, 2014. Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Loss on extinguishment of debt (a)	$—	$—	$—	$26.1
Share-based compensation (b)	1.7	2.1	6.9	8.3
Gain on derivatives, net	(25.7)	(72.5)	(171.1)	(173.0)
Major scheduled turnaround expenses (c)	5.5	—	5.5	—

_______________________________________
(a) Represents for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of the Second Lien Notes.
(b) Represents impact of share-based compensation awards, including allocated expense.

(c) Represents expense associated with certain major scheduled turnaround activities performed at our Coffeyville refinery during the third quarter of 2014.

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

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$99.2	$257.6
Amounts paid to non-affiliates	16.6	36.1	42.5	95.2
Total amount paid	$66.4	$144.7	$141.7	$352.8
Per common unit	$0.45	$0.98	$0.96	$2.39
Common units outstanding	147.6	147.6	147.6

On October 29, 2014, the board of directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2014 to the Partnership’s unitholders of $0.54 per common unit or $79.7 million in aggregate. The cash distribution will be paid on November 17, 2014 to unitholders of record at the close of business on November 10, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three and nine months ended September 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Consolidated Statement of Operations Data
Net sales	$2,215.2	$1,910.5	$7,056.9	$6,322.6
Cost of product sold(1)	2,053.7	1,734.7	6,289.6	5,317.0
Direct operating expenses(1)(2)	105.1	104.7	297.5	274.5
Major scheduled turnaround expenses	5.5	—	5.5	—
Selling, general and administrative expenses(1)	17.3	18.9	54.0	57.8
Depreciation and amortization	29.7	28.8	89.9	85.2
Operating income	3.9	23.4	320.4	588.1
Interest expense and other financing costs	(7.9)	(10.0)	(24.5)	(34.8)
Interest income	0.1	0.1	0.3	0.3
Gain on derivatives, net	25.7	72.5	171.1	173.0
Loss on extinguishment of debt	—	—	—	(26.1)
Other income (expense), net	—	—	(0.1)	0.1
Income before income tax expense	21.8	86.0	467.2	700.6
Income tax expense	—	—	—	—
Net income	$21.8	$86.0	$467.2	$700.6
Gross profit(3)	$21.2	$42.3	$374.4	$645.9
Refining margin(4)	$161.5	$175.8	$767.3	$1,005.6
Adjusted EBITDA(5)	$129.9	$33.9	$517.0	$594.5
Available cash for distribution(6)	$80.0	$44.0

	As of September 30, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$359.2	$279.8
Working capital	710.8	656.9
Total assets	2,691.7	2,533.3
Total debt, including current portion	581.8	582.7
Total partners’ capital	1,637.9	1,522.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$130.3	$16.2	$587.7	$483.4
Investing activities	(48.8)	(60.7)	(154.1)	(140.7)
Financing activities	(142.3)	(188.3)	(354.2)	(245.3)
Net cash flow	$(60.8)	$(232.8)	$79.4	$97.4
Other Financial Data
Capital expenditures for property, plant and equipment	$48.9	$60.7	$154.2	$140.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$9.96	$11.89	$14.29	$20.15
Gross profit(3)	$1.31	$2.86	$6.97	$12.94
Direct operating expenses and major scheduled turnaround expenses(exclusive of depreciation and amortization)(1)(2)	$6.82	$7.08	$5.64	$5.50
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold(1)(7)	$6.52	$6.92	$5.32	$5.29
Barrels sold (barrels per day)(7)	184,262	164,431	208,461	190,055

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	164,067	89.3	130,876	78.1	178,390	86.5	147,074	76.9
Medium	1,610	0.9	20,752	12.4	1,558	0.7	17,901	9.4
Heavy sour	10,690	5.8	9,072	5.4	16,732	8.1	17,805	9.3
Total crude oil throughput	176,367	96.0	160,700	95.9	196,680	95.3	182,780	95.6
All other feedstocks and blendstocks	7,447	4.0	6,863	4.1	9,655	4.7	8,444	4.4
Total throughput	183,814	100.0	167,563	100.0	206,335	100.0	191,224	100.0
Production:
Gasoline	88,633	48.1	74,990	45.2	100,630	48.5	89,390	46.8
Distillate	78,711	42.8	69,390	41.8	87,477	42.2	79,230	41.4
Other (excluding internally produced fuel)	16,791	9.1	21,666	13.0	19,361	9.3	22,579	11.8
Total refining production (excluding internally produced fuel)	184,135	100.0	166,046	100.0	207,468	100.0	191,199	100.0
Product price (dollars per gallon):
Gasoline	$2.69		$2.89		$2.74		$2.86
Distillate	$2.85		$3.07		$2.94		$3.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$97.25	$105.81	$99.62	$98.20
Crude Oil Differentials:
WTI less WTS (light/medium sour)	8.78	0.30	7.19	2.14
WTI less WCS (heavy sour)	18.34	22.92	19.47	22.27
NYMEX Crack Spreads:
Gasoline	18.13	16.27	19.83	23.92
Heating Oil	21.56	22.13	23.41	27.46
NYMEX 2-1-1 Crack Spread	19.85	19.20	21.62	25.69
PADD II Group 3 Basis:
Gasoline	(3.82)	(1.57)	(5.24)	(2.43)
Ultra Low Sulfur Diesel	0.56	0.80	(0.36)	1.66
PADD II Group 3 Product Crack:
Gasoline	14.32	14.70	14.58	21.49
Ultra Low Sulfur Diesel	22.11	22.93	23.05	29.12
PADD II Group 3 2-1-1	18.21	18.81	18.81	25.31
____________

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.6	$1.2	$4.4	$3.5
Depreciation and amortization excluded from direct operating expenses	27.6	27.5	84.4	81.4
Depreciation and amortization excluded from selling, general and administrative expenses	0.5	0.1	1.1	0.3
Total depreciation and amortization	$29.7	$28.8	$89.9	$85.2

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

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$21.8	$86.0	$467.2	$700.6
Add:
Interest expense and other financing costs, net of interest income	7.8	9.9	24.2	34.5
Income tax expense	—	—	—	—
Depreciation and amortization	29.7	28.8	89.9	85.2
EBITDA	59.3	124.7	581.3	820.3
Add:
FIFO impacts (favorable) unfavorable(a)	52.0	(54.3)	6.2	(83.3)
Share-based compensation, non-cash	0.6	2.1	1.9	8.3
Loss on extinguishment of debt	—	—	—	26.1
Major scheduled turnaround expenses(b)	5.5	—	5.5	—
Gain on derivatives, net	(25.7)	(72.5)	(171.1)	(173.0)
Current period settlements on derivative contracts(c)	38.2	33.9	93.2	(3.9)
Adjusted EBITDA	$129.9	$33.9	$517.0	$594.5

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

(b)	Represents expense associated with certain major scheduled turnaround activities performed at our Coffeyville refinery during the third quarter of 2014.

(c)
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

Three Months Ended September 30, 2014
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$129.9
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.2)
Reserves for future turnarounds	(8.7)
Available cash for distribution	$80.0
Available cash for distribution, per unit	$0.54
Common units outstanding (in thousands)	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,383.5	$992.2	$4,541.3	$3,833.9
Cost of product sold (exclusive of depreciation and amortization)	1,311.4	893.8	4,068.6	3,206.4
Direct operating expenses (exclusive of depreciation and amortization)	62.2	68.4	169.2	170.7
Major scheduled turnaround expenses	5.5	—	5.5	—
Depreciation and amortization	17.6	17.7	54.4	52.9
Gross profit (loss)	$(13.2)	$12.3	$243.6	$403.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	67.7	68.4	174.7	170.7
Depreciation and amortization	17.6	17.7	54.4	52.9
Refining margin	$72.1	$98.4	$472.7	$627.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$8.11	$13.48	$14.76	$21.56
Gross profit (loss)	$(1.48)	$1.69	$7.61	$13.88
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$7.62	$9.37	$5.46	$5.86
Direct operating expenses and major scheduled turnaround expenses(exclusive of depreciation and amortization) per barrel sold	$7.01	$9.12	$4.96	$5.51
Barrels sold (barrels per day)	104,836	81,532	128,963	113,518

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	85,835	83.8	69,785	84.0	100,063	79.9	88,337	78.4
Medium	—	—	514	0.6	493	0.4	454	0.4
Heavy sour	10,690	10.4	9,072	10.9	16,732	13.4	17,805	15.8
Total crude oil throughput	96,525	94.2	79,371	95.5	117,288	93.7	106,596	94.6
All other feedstocks and blendstocks	5,882	5.8	3,711	4.5	7,880	6.3	6,067	5.4
Total throughput	102,407	100.0	83,082	100.0	125,168	100.0	112,663	100.0
Production:
Gasoline	50,397	48.2	35,493	42.4	61,629	48.1	52,507	45.8
Distillate	45,935	43.9	35,206	42.0	55,011	43.0	48,018	41.9
Other (excluding internally produced fuel)	8,304	7.9	13,050	15.6	11,352	8.9	14,003	12.3
Total refining production (excluding internally produced fuel)	104,636	100.0	83,749	100.0	127,992	100.0	114,528	100.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$830.7	$917.2	$2,512.3	$2,485.4
Cost of product sold (exclusive of depreciation and amortization)	742.3	841.1	2,221.0	2,110.2
Direct operating expenses (exclusive of depreciation and amortization)	43.0	36.2	128.4	103.8
Major scheduled turnaround expenses	—	—	—	—
Depreciation and amortization	10.2	9.9	30.3	28.7
Gross profit	$35.2	$30.0	$132.6	$242.7
Plus:
Direct operating expenses and major scheduled turnaround expenses(exclusive of depreciation and amortization)	43.0	36.2	128.4	103.8
Depreciation and amortization	10.2	9.9	30.3	28.7
Refining margin	$88.4	$76.1	$291.3	$375.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$12.03	$10.17	$13.44	$18.04
Gross profit	$4.79	$4.00	$6.12	$11.66
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.86	$4.85	$5.92	$4.99
Direct operating expenses and major scheduled turnaround expenses(exclusive of depreciation and amortization) per barrel sold	$5.89	$4.75	$5.92	$4.97
Barrels sold (barrels per day)	79,426	82,899	79,498	76,537

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	78,232	96.1	61,091	72.3	78,327	96.5	58,737	74.8
Medium	1,610	2.0	20,238	24.0	1,065	1.3	17,447	22.2
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	79,842	98.1	81,329	96.3	79,392	97.8	76,184	97.0
All other feedstocks and blendstocks	1,565	1.9	3,152	3.7	1,775	2.2	2,377	3.0
Total throughput	81,407	100.0	84,481	100.0	81,167	100.0	78,561	100.0
Production:
Gasoline	38,236	48.1	39,497	48.0	39,001	49.1	36,883	48.1
Distillate	32,776	41.2	34,184	41.5	32,466	40.8	31,212	40.7
Other (excluding internally produced fuel)	8,487	10.7	8,616	10.5	8,009	10.1	8,576	11.2
Total refining production (excluding internally produced fuel)	79,499	100.0	82,297	100.0	79,476	100.0	76,671	100.0

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales. Net sales were $2,215.2 million for the three months ended September 30, 2014 compared to $1,910.5 million for the three months ended September 30, 2013. The increase of $304.7 million was primarily the result of higher overall sales volumes partially offset by lower sales prices for gasoline and distillates. Overall sales volumes increased 23.0% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in sales volume was primarily driven by the FCCU outage at our Coffeyville refinery during the three months ended September 30, 2013, which resulted in a reduction of crude oil throughput and production and was partially offset by the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. Our average sales price per gallon for the three months ended September 30, 2014 for gasoline of $2.69 decreased by approximately 6.9% as compared to the three months ended September 30, 2013. Our average sales price per gallon for the three months ended September 30, 2014 for distillates of $2.85 decreased by approximately 7.2% as compared to the three months ended September 30, 2013.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	9.6	$112.77	$1,079.4	7.7	$121.55	$935.3	1.9	$144.1	$(84.0)	$228.1
Distillate	8.3	$119.77	$1,001.8	6.5	$128.98	$840.5	1.8	$161.3	$(77.0)	$238.3

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $2,053.7 million for the three months ended September 30, 2014 compared to $1,734.7 million for the three months ended September 30, 2013. The increase of $319.0 million was primarily the result of an increase in the cost of consumed crude oil and refined fuels purchased for resale. The increase in consumed crude oil cost was due to a 9.7% increase in consumed volumes which was partially offset by lower crude oil prices. The increase in consumed crude volumes was primarily the result of a reduction of crude throughputs as a result of the FCCU outage at our Coffeyville refinery during the three months ended September 30, 2013, partially offset by our Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2014 was $97.44 compared to $104.48 for the comparable period of 2013, a decrease of approximately 6.7%. Sales volumes of refined fuels increased by approximately 23.0% over the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2014, we had an unfavorable FIFO inventory impact of $52.0 million compared to a favorable FIFO inventory impact of $54.3 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $11.89 for the three months ended September 30, 2013 to $9.96 for the three months ended September 30, 2014. Refining margin adjusted for FIFO impact was $13.16 per crude oil throughput barrel for the three months ended September 30, 2014, as compared to $8.21 per crude oil throughput barrel for the three months ended September 30, 2013. Gross profit per barrel decreased to $1.31 for the three months ended September 30, 2014 as compared to gross profit per barrel of $2.86 in the equivalent period in 2013. The decrease of our refining margin and gross profit per barrel was due primarily to the decrease in the sales prices of gasoline and distillates.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $110.6 million for the three months ended September 30, 2014 compared to direct operating expenses of $104.7 million for the three months ended September 30, 2013. The increase of $5.9 million was primarily the result of the increase in expenses associated with certain turnaround activities performed during our Coffeyville refinery shutdown ($5.5 million), production chemicals ($2.7 million), energy and utility costs ($1.9 million), rental costs ($1.4 million) and outside services ($0.9 million), partially offset by a decrease in repairs and maintenance ($7.0 million). The decrease in repairs and maintenance expense was largely due to costs incurred related to the FCCU outage at our Coffeyville refinery during the three months ended September 30, 2013, partially offset by costs incurred as a result of our Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. Direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2014 decreased to $6.82 per barrel as compared to $7.08 per barrel for the three months ended September 30, 2013. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of the higher crude oil throughput volumes.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.3 million for the three months ended September 30, 2014 compared to $18.9 million for the three months ended September 30, 2013. The decrease of $1.6 million was primarily the result of lower share-based compensation, IT-related and outside service costs.

Operating Income. Operating income was $3.9 million for the three months ended September 30, 2014 as compared to operating income of $23.4 million for the three months ended September 30, 2013. This decrease of $19.5 million was primarily the result of a decrease in the refining margin ($14.3 million) and increases in direct operating expenses ($5.9 million) and depreciation and amortization ($0.9 million), partially offset by a decrease in selling, general and administrative expenses ($1.6 million).

Interest Expense. Interest expense for the three months ended September 30, 2014 was $7.9 million as compared to $10.0 million for the three months ended September 30, 2013. The decrease of $2.1 million resulted primarily from higher capitalized interest for the three months ended September 30, 2014.

Gain on Derivatives, net. For the three months ended September 30, 2014, we recorded a $25.7 million net gain on derivatives. This compares to a $72.5 million net gain on derivatives for the three months ended September 30, 2013. This change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales. Net sales were $7,056.9 million for the nine months ended September 30, 2014 compared to $6,322.6 million for the nine months ended September 30, 2013. The increase of $734.3 million was the result of higher overall sales volumes partially offset by lower sales prices for gasoline and distillate. Overall sales volumes increased 14.8% in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Our average sales price per gallon for the nine months ended September 30, 2014 for gasoline of $2.74 decreased by approximately 4.2% as compared to the nine months ended September 30, 2013. Our average sales price per gallon for the nine months ended September 30, 2014 for distillates of $2.94 decreased by approximately 3.3% as compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	29.8	$115.10	$3,433.5	26.5	$120.11	$3,182.8	3.3	$250.7	$(149.3)	$400.0
Distillate	26.4	$123.60	$3,271.3	21.8	$127.83	$2,790.4	4.6	$480.9	$(112.0)	$592.9

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $6,289.6 million for the nine months ended September 30, 2014 compared to $5,317.0 million for the nine months ended September 30, 2013. The increase of $972.6 million was primarily the result of an increase in the cost of consumed crude oil and refined fuels purchased for resale. The increase in consumed crude oil cost was due to a 7.6% increase in consumed volumes and higher crude oil prices. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2014 was $98.50 compared to $94.52 for the comparable period of 2013, an increase of approximately 4.2%. Sales volume of refined fuels increased by approximately 14.8% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2014, we had an unfavorable FIFO inventory impact of $6.2 million compared to a favorable FIFO inventory impact of $83.3 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $20.15 for the nine months ended September 30, 2013 to $14.29 for the nine months ended September 30, 2014. Refining margin adjusted for FIFO impact was $14.40 per crude oil throughput barrel for the nine months ended September 30, 2014, as compared to $18.48 per crude oil throughput barrel for the nine months ended September 30, 2013. Gross profit per barrel decreased to $6.97 for the nine months ended September 30, 2014 as compared to gross profit per barrel of $12.94 in the equivalent period in 2013. The decrease of our refining margin and gross profit per barrel was primarily due to the increase in our per barrel cost of consumed crude oil combined with the decrease in our sales prices for gasoline and distillates. Consumed crude oil costs increased due to a 1.4% increase in WTI and a smaller discount to WTI for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $303.0 million for the nine months ended September 30, 2014 compared to direct operating expenses of $274.5 million for the nine months ended September 30, 2013. The increase of $28.5 million was primarily the result of the increase in expenses associated with energy and utility costs ($13.9 million), labor ($7.7 million), certain turnaround activities performed at our Coffeyville refinery ($5.5 million), production chemicals ($4.2 million), rental costs ($3.4 million), environmental costs ($1.4 million) and outside services ($1.3 million). The increase was partially offset by a decrease in repair and maintenance ($8.7 million). The increase in energy and utility costs was primarily due to a 31.7% increase in natural gas cost per unit and a 12.3% increase in consumption. The decrease in repairs and maintenance expense was largely due to costs incurred related to the FCCU outage at our Coffeyville refinery during the nine months ended September 30, 2013, partially offset by costs incurred as a result of our Coffeyville refinery shutdown following the isomerization unit fire during the nine months ended September 30, 2014. Direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2014 increased to $5.64 per barrel as compared to $5.50 per barrel for the nine months ended September 30, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of the higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $54.0 million for the nine months ended September 30, 2014 compared to $57.8 million for the nine months ended September 30, 2013. The decrease of $3.8 million was primarily the result of lower share-based compensation costs.

Operating Income. Operating income was $320.4 million for the nine months ended September 30, 2014 as compared to operating income of $588.1 million for the nine months ended September 30, 2013. The decrease of $267.7 million was primarily the result of a decrease in the refining margin ($238.3 million) and increases in direct operating expenses ($28.5 million) and depreciation and amortization ($4.7 million), partially offset by a decrease in selling, general and administrative expenses ($3.8 million).

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $24.5 million as compared to $34.8 million for the nine months ended September 30, 2013. The decrease of $10.3 million resulted primarily from interest expense on the outstanding 2022 Notes (as defined below) for the nine months ended September 30, 2014 as compared to interest expense incurred during the nine months ended September 30, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes and higher capitalized interest for the nine months ended September 30, 2014.

Gain on Derivatives, net. For the nine months ended September 30, 2014, we recorded a $171.1 million net gain on derivatives. This compares to a $173.0 million net gain on derivatives for the nine months ended September 30, 2013. This change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

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

We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $250.0 million senior unsecured revolving credit facility (the “intercompany credit facility”), will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Our liquidity was enhanced during the first quarter of 2013 by the proceeds from our Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding Second Lien Notes in the first quarter of 2013, $160.0 million is being used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

Our general partner’s current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance our growth externally, the growth in our business, and our liquidity, may be negatively impacted.

Cash Balance and Other Liquidity

As of September 30, 2014 we had cash and cash equivalents of $359.2 million. Working capital at September 30, 2014 was $710.8 million, consisting of $1,180.6 million in current assets and $469.8 million in current liabilities. Working capital at December 31, 2013 was $656.9 million, consisting of $1,082.6 million in current assets and $425.7 million in current liabilities. As of October 28, 2014, we had cash and cash equivalents of $418.9 million.

The Amended and Restated ABL Credit Facility provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swing line loans and 90% of the total facility commitment for letters of credit. The intercompany credit facility provides us with borrowing availability of up to $250.0 million effective October 29, 2014.

As of September 30, 2014, we had $372.7 million available under the Amended and Restated ABL Credit Facility and $118.5 million available under the intercompany credit facility.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC (“Refining LLC”) and Coffeyville Finance Inc. (“Coffeyville Finance”) issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the “2022 Notes”). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the

2022 Notes as interest expense using the effective-interest amortization method. As of September 30, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

In the event of a “change of control,” the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (2) liquidation or dissolution of Refining LLC, or (3) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the voting stock of Refining LLC.

The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of our property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge or consolidate with or into another entity, or sell all or substantially all of our assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as “incremental funds” under the indenture. We were in compliance with the covenants as of September 30, 2014, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2014.

Intercompany Credit Facility. On January 23, 2013, prior to the closing of the Initial Public Offering, we entered into a new $150.0 million senior unsecured revolving credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of September 30, 2014.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of September 30, 2014, we had borrowings of $31.5 million outstanding and $118.5 million available under the intercompany credit facility.

On October 29, 2014, we entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million.

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

The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2014 by major category:

Nine Months Ended September 30, 2014
(in millions)
Coffeyville refinery:
Maintenance	$57.9
Growth	3.5
Coffeyville refinery total capital excluding turnaround expenditures	61.4
Wynnewood refinery
Maintenance	49.1
Growth	32.4
Wynnewood refinery total capital excluding turnaround expenditures	81.5
Other:
Maintenance	5.3
Growth	6.0
Other total capital excluding turnaround expenditures	11.3
Total capital spending excluding turnaround expenditures	$154.2

Including amounts already spent during the nine months ended September 30, 2014, we expect to spend, in total, approximately $200.0 million to $220.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $85.0 million to $95.0 million is expected to be spent for the Coffeyville refinery, which includes approximately $80.0 million to $85.0 million of maintenance capital. Approximately $95.0 million to $105.0 million is expected to be spent on capital expenditures for the Wynnewood refinery, which includes approximately $60.0 million to $65.0 million of maintenance capital. We also expect to spend approximately $20.0 million on other capital projects.

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. The project will be financed by the expanded $250.0 million intercompany credit facility.

Our ability to make payments on and to refinance our indebtedness, to fund budgeted capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets. This, to a certain extent, is subject to refining spreads and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Amended and Restated ABL Credit Facility or the intercompany credit facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need or seek to refinance all or a portion of our indebtedness on or before maturity depending on market conditions. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may from time to time seek to issue debt or equity securities in the public or private capital markets, but there can be no assurance that we will be able to do so at prices that we deem reasonable or at all.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$587.7	$483.4
Investing activities	(154.1)	(140.7)
Financing activities	(354.2)	(245.3)
Net increase in cash and cash equivalents	$79.4	$97.4

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were approximately $587.7 million. The positive cash flow from operating activities generated over this period was primarily driven by $467.2 million of net income, $58.9 million of favorable impacts to trade working capital and $42.0 million of favorable impacts to other working capital. Trade working capital for the nine months ended September 30, 2014 resulted in a net cash inflow of $58.9 million which was primarily attributable to an increase in accounts payable ($37.9 million) and decreases in accounts receivable ($11.3 million) and inventory ($9.7 million). The increase in accounts payable was largely the result of increased payables for crude purchases and the timing of payments. Other working capital activities resulted in a net cash inflow of $42.0 million, which was primarily related to an increase in other current liabilities ($29.0 million) and a decrease in prepaid expenses and other current assets ($13.0 million). The increase in other current liabilities was primarily due to an increase in accruals related to the biofuel blending obligation and increased accrued interest on the 2022 Notes due to the timing of payments. The decrease in prepaid expenses and other current assets was primarily due to the timing of payments for certain insurance policies and timing and overpayments related to our crude oil intermediation agreement.

Net cash flows provided by operating activities for the nine months ended September 30, 2013 were approximately $483.4 million. The positive net cash flow from operating activities was primarily driven by $700.6 million of net income and favorable impacts to other working capital of $20.0 million, partially offset by unfavorable changes in trade working capital of $181.8 million. Trade working capital for the nine months ended September 30, 2013 resulted in a cash outflow of approximately $181.8 million, which was primarily attributable to increases in accounts receivable ($29.5 million) and inventory ($147.8 million). The increase in accounts receivable primarily resulted from increased sales volumes as compared to the end of 2012 due to the turnaround at the Wynnewood refinery completed in the fourth quarter of 2012. The increase in inventory primarily resulted from increased gasoline and distillate prices, increased distillate volumes and increased crude oil prices as compared to 2012. Other working capital activities resulted in a net cash inflow of $20.0 million, which was primarily related to an increase in other current liabilities ($27.3 million). The increase in other current liabilities primarily resulted from an increase in the biofuel blending obligation due to increased RINs prices in the third quarter of 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $154.1 million compared to $140.7 million for the nine months ended September 30, 2013. The increase in cash used in investing activities was the result of a $13.4 million increase in capital expenditures during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, largely resulting from incremental spending at the Coffeyville refinery.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was approximately $354.2 million compared to $245.3 million for the nine months ended September 30, 2013. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily attributable to distributions to our common unitholders of $352.8 million (including $257.6 million to affiliates). The net cash used in financing activities for the nine months ended September 30, 2013 was primarily attributable to payments to extinguish the Second Lien Notes of $243.4 million, distributions to affiliates of $235.1 million and distributions to our common unit holders of $432.5 million (including $345.5 million to affiliates), partially offset by proceeds from the Initial Public Offering of $655.7 million.

For the nine months ended September 30, 2014, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of September 30, 2014, there were no short-term borrowings outstanding under the Amended and Restated ABL Credit Facility. As of September 30, 2014, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of September 30, 2014, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2014 from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the nine months ended September 30, 2014 does not differ materially from that discussed under Part II—Item 7A of our 2013 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At September 30, 2014, we had open commodity hedging instruments consisting of 9.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2014 was a net unrealized gain of $61.8 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $9.8 million.

Foreign Currency Exchange

Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we have evaluated, under the direction of our Chief Executive Officer and President and Chief Financial Officer and Treasurer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and President and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2013 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Chief Executive Officer and President.
32.2*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 31, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

October 31, 2014	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

October 31, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)