Form 10-Q
period 2015-03-31
CVR Refining, LP
filed 2015-05-01
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 147,600,000 common units outstanding at April 28, 2015.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2015

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this "Report").

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

CVR Partners — CVR Partners, LP, a publicly traded limited partnership listed on the NYSE under the ticker symbol "UAN," which produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia.

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

PADD II — Midwest Petroleum Area for Defense District which includes Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$422.1	$370.2
Accounts receivable, net of allowance for doubtful accounts of $0.3, including $0.3 and $0.5 due from affiliates at March 31, 2015 and December 31, 2014, respectively	127.2	130.0
Inventories	277.6	293.8
Prepaid expenses and other current assets, including $0.9 and $4.1 due from affiliates at March 31, 2015 and December 31, 2014, respectively	70.0	94.5
Total current assets	896.9	888.5
Property, plant, and equipment, net of accumulated depreciation	1,487.7	1,487.1
Deferred financing costs, net	7.7	8.1
Other long-term assets	27.2	34.1
Total assets	$2,419.5	$2,417.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.5	$1.4
Accounts payable, including $6.0 and $8.9 due to affiliates at March 31, 2015 and December 31, 2014, respectively	255.7	269.9
Personnel accruals, including $0.8 and $1.6 due to affiliates at March 31, 2015 and December 31, 2014, respectively	14.6	18.6
Accrued taxes other than income taxes	24.7	24.7
Accrued expenses and other current liabilities, including $3.1 and $6.9 due to affiliates at March 31, 2015 and December 31, 2014, respectively	97.5	69.4
Total current liabilities	394.0	384.0
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at March 31, 2015 and December 31, 2014	579.6	580.0
Accrued environmental liabilities, net of current portion	0.8	0.9
Other long-term liabilities, including $0.9 and $1.0 due to affiliates at March 31, 2015 and December 31, 2014, respectively	2.7	2.8
Total long-term liabilities	583.1	583.7
Commitments and contingencies
Partners' capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2015 and December 31, 2014	1,442.4	1,450.1
General partner interest	—	—
Total partners' capital	1,442.4	1,450.1
Total liabilities and partners' capital	$2,419.5	$2,417.8

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,304.4	$2,375.3
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,056.1	2,063.3
Direct operating expenses (exclusive of depreciation and amortization)	87.0	99.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18.1	18.7
Depreciation and amortization	34.0	29.5
Total operating costs and expenses	1,195.2	2,210.7
Operating income	109.2	164.6
Other income (expense):
Interest expense and other financing costs	(11.3)	(8.7)
Interest income	0.1	0.1
Gain (loss) on derivatives, net	(51.4)	109.4
Other income, net	0.1	—
Total other income (expense)	(62.5)	100.8
Income before income tax expense	46.7	265.4
Income tax expense	—	—
Net income	$46.7	$265.4

Net income per common unit – basic	$0.32	$1.80
Net income per common unit – diluted	$0.32	$1.80

Weighted-average common units outstanding:
Basic	147.6	147.6
Diluted	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2014	147,600,000	$1,450.1	$—	$1,450.1
Share-based compensation - Affiliates	—	0.2	—	0.2
Cash distributions to common unitholders - Affiliates	—	(38.2)	—	(38.2)
Cash distributions to common unitholders - Non-affiliates	—	(16.4)	—	(16.4)
Net income	—	46.7	—	46.7
Balance at March 31, 2015	147,600,000	$1,442.4	$—	$1,442.4

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$46.7	$265.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.0	29.5
Allowance for doubtful accounts	—	(0.2)
Amortization of deferred financing costs	0.4	0.5
Loss on disposition of assets	—	0.1
Share-based compensation	2.8	2.4
(Gain) loss on derivatives, net	51.4	(109.4)
Current period settlements on derivative contracts	(6.3)	21.1
Changes in assets and liabilities:
Accounts receivable	2.8	(13.0)
Inventories	16.2	(16.2)
Prepaid expenses and other current assets	6.7	21.5
Other long-term assets	0.1	—
Accounts payable	(8.1)	24.1
Accrued expenses and other liabilities	2.0	32.6
Accrued environmental liabilities	(0.1)	(0.1)
Other long-term liabilities	(0.1)	(0.1)
Net cash provided by operating activities	148.5	258.2
Cash flows from investing activities:
Capital expenditures	(41.7)	(57.9)
Net cash used in investing activities	(41.7)	(57.9)
Cash flows from financing activities:
Payment of capital lease obligations	(0.3)	(0.3)
Distributions to common unitholders – affiliates	(38.2)	(49.8)
Distributions to common unitholders – non-affiliates	(16.4)	(16.6)
Net cash used in financing activities	(54.9)	(66.7)
Net increase in cash and cash equivalents	51.9	133.6
Cash and cash equivalents, beginning of period	370.2	279.8
Cash and cash equivalents, end of period	$422.1	$413.4

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.4 and $2.3 in 2015 and 2014, respectively	$2.7	$0.1
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$13.8	$25.8
Change in accounts payable related to construction in process additions	$(6.1)	$(4.7)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. As of March 31, 2015, CRLLC owned 100% of the Partnership's general partner interest and approximately 66% of the Partnership's limited partner interests. As of March 31, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy.

Offerings of CVR Refining, LP

CVR Refining completed the initial public offering of its common units representing limited partner interests (the "Initial Public Offering") on January 23, 2013. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." On May 20, 2013, the Partnership completed an underwritten offering (the "Underwritten Offering") by selling additional common units to the public. In connection with the Underwritten Offering, American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, also purchased common units in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. Following the closing of the Underwritten Offering and sale of common units to AEPC, and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings, LLC ("CVR Refining Holdings") held approximately 71% of all outstanding limited partner interests.

On June 30, 2014, the Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

On July 24, 2014, the Partnership sold an additional 589,100 common units to the public in connection with the underwriters' exercise of their option to purchase additional common units. The Partnership utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million.

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of March 31, 2015, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which holds a non-economic general partner interest.

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
March 31, 2015
(unaudited)

agreement does not require that the Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Partnership can change the distribution policy at any time.

The Partnership entered into a services agreement on December 31, 2012, pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. In addition, by virtue of the fact that the Partnership is a controlled affiliate of CVR Energy, the Partnership is bound by an omnibus agreement entered into by CVR Energy, CVR Partners, LP ("CVR Partners") and the general partner of CVR Partners, pursuant to which the Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of CVR Partners' outstanding units.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in CVR Refining's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC as of February 20, 2015 (the "2014 Form 10-K").

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2015 and December 31, 2014, the results of operations of the Partnership for the three month periods ended March 31, 2015 and 2014, the changes in partners' capital for the Partnership for the three month period ended March 31, 2015 and the cash flows of the Partnership for the three month periods ended March 31, 2015 and 2014.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2015 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

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

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2015, only restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted common stock were previously granted to employees of CVR Energy and CVR Refining. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. The IEP acquisition of CVR Energy and related Transaction Agreement dated April 18, 2012 between CVR Energy and an affiliate of IEP (the "Transaction Agreement") triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards would be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards are remeasured at each subsequent reporting date until they vest.

In 2012 and 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards are expected to vest over three years, with one-third of the award vesting each year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.7 years.

Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2015, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended March 31, 2015 and 2014 was approximately $0.2 million and $0.5 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the three months ended March 31, 2015 and 2014 have been reflected as increases to partners' capital.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Performance Unit Awards

As of March 31, 2015, Mr. Lipinski's performance unit awards were fully vested and reimbursed with no remaining performance unit awards outstanding. Total compensation expense recorded for the three months ended March 31, 2014 related to the performance unit awards was $0.7 million.

Incentive Unit Awards

In 2013, 2014 and 2015, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2015, there was approximately $4.8 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.6 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2015 compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards was $1.0 million and $0.5 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2015 and December 31, 2014, the Partnership had a liability of $1.5 million and $0.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense for the three months ended March 31, 2015 and the liability related to the SARs as of March 31, 2015 were not material. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the award. In April 2015, the award granted was cancelled and replaced by an award of notional units by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact.

Long-Term Incentive Plan – CVR Refining

CVR Refining has a long-term incentive plan ("CVR Refining LTIP") that provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Partnership.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

In 2013 and 2014, awards of phantom units and distribution equivalent rights were granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2015 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2015	403,947	$18.89
Granted	—	—
Vested	—	—
Forfeited	(3,502)	20.06
Non-vested at March 31, 2015	400,445	$18.88

As of March 31, 2015, there was approximately $6.4 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.6 years. Total compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards under the CVR Refining LTIP was $1.4 million and $0.7 million, respectively.

As of March 31, 2015 and December 31, 2014, the Partnership had a liability of $2.4 million and $1.0 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

(5) Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. For all periods presented, inventories are valued at the lower of the first-in, first-out ("FIFO") cost or market for refined fuels and by-products. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Finished goods	$142.3	$163.5
Raw materials and precious metals	86.9	78.8
In-process inventories	17.4	20.6
Parts and supplies	31.0	30.9
	$277.6	$293.8

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(6) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Land and improvements	$28.0	$27.7
Buildings	45.9	45.4
Machinery and equipment	2,040.6	2,015.5
Automotive equipment	21.6	21.2
Furniture and fixtures	8.5	8.4
Leasehold improvements	0.8	0.8
Construction in progress	68.7	61.2
	2,214.1	2,180.2
Accumulated depreciation	726.4	693.1
Total property, plant and equipment, net	$1,487.7	$1,487.1

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2015 and 2014 totaled approximately $0.4 million and $2.3 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2015 and December 31, 2014. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and freight and distribution expenses. For the three months ended March 31, 2015 and 2014, cost of product sold excludes depreciation and amortization of approximately $1.6 million and $1.3 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2015 and 2014, direct operating expenses exclude depreciation and amortization of approximately $31.9 million and $27.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2015 and 2014, selling, general and administrative expenses exclude depreciation and amortization of approximately $0.5 million and $0.3 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(8) Long-Term Debt

Long-term debt was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	48.1	48.5
Long-term debt	$579.6	$580.0
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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2015, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At March 31, 2015, the estimated fair value of the 2022 Notes was approximately $500.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2015.

As of March 31, 2015, the Partnership had availability under the Amended and Restated ABL Credit Facility of $339.1 million and had letters of credit outstanding of approximately $27.6 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of March 31, 2015.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of March 31, 2015, the Partnership had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 175 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 174 months remaining and will expire in September 2029.

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at March 31, 2015:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2015, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

On March 9, 2015, the Partnership paid a cash distribution to its unitholders of record as of March 2, 2015 for the fourth quarter of 2014 in the amount of $0.37 per common unit, or $54.6 million in aggregate.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three months ended March 31, 2015 and 2014, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per unit data)
Net income	$46.7	$265.4
Net income per common unit, basic	$0.32	$1.80
Net income per common unit, diluted	$0.32	$1.80
Weighted-average common units outstanding, basic	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine months ending December 31, 2015	$1.2	$102.9
Year Ending December 31,
2016	1.2	112.3
2017	0.4	110.6
2018	0.2	109.8
2019	0.2	109.1
Thereafter	0.3	779.8
	$3.5	$1,324.5

(1)
This amount includes approximately $841.6 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For each of the three months ended March 31, 2015 and 2014, lease expense totaled approximately $0.5 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended March 31, 2015 and 2014, total expense of approximately $25.7 million and $32.9 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"), which currently extends through December 31, 2015 under a one-year renewal term. Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Litigation

From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR Refining previously reported in its 2014 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

Flood, Crude Oil Discharge and Insurance

As previously disclosed in the 2014 Form 10-K, crude oil was discharged from CRRM's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. In November 2014, CRRM concluded a jury trial against the remaining insurance carriers and received a verdict and judgment of approximately $27.1 million, exclusive of potential prejudgment interest and attorneys' fees. In February 2015, the Court awarded CRRM approximately $3.3 million in prejudgment interest, resulting in a total amended judgment of approximately $30.4 million. CRRM and the defendant insurance companies have filed notice of appeal to the United States Court of Appeals for the Tenth Circuit. CVR Refining has a $4.0 million receivable related to this matter included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. In accordance with accounting guidance related to gain contingencies, no additional amounts have been recognized related to the verdict and judgment in the consolidated financial statements.

Environmental, Health, and Safety ("EHS") Matters

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

CRRM, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution. Therefore, CRRM, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA") and related state laws,

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

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

As previously reported, CVR Refining is party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iv) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2014 Form 10-K. CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition, or results of operations.

At March 31, 2015, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $0.9 million, compared with $1.1 million at December 31, 2014. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2015 and 2014, capital expenditures were approximately $10.6 million and $33.7 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended March 31, 2015 and 2014 was approximately $36.6 million and $34.7 million, respectively. As of March 31, 2015 and December 31, 2014, CVR Refining's biofuel blending obligation was approximately $56.9 million and $52.3 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(12) Fair Value Measurements

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures ("ASC 820"), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$7.3	$—	$7.3
Other long-term assets (derivative agreements)	—	14.5	—	14.5
Total Assets	$—	$21.8	$—	$21.8
Other current liabilities (derivative agreements)	—	(19.6)	—	(19.6)
Other current liabilities (biofuel blending obligation)	—	(42.2)	—	(42.2)
Total Liabilities	$—	$(61.8)	$—	$(61.8)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$25.0	$—	$25.0
Other long-term assets (derivative agreements)	—	22.3	—	22.3
Total Assets	$—	$47.3	$—	$47.3
Other current liabilities (biofuel blending obligation)	—	(49.6)	—	(49.6)
Total Liabilities	$—	$(49.6)	$—	$(49.6)

As of March 31, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2015.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Current period settlements on derivative contracts	$(6.3)	$21.1
Gain (loss) on derivatives, net	(51.4)	109.4

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2015 was a net loss of $0.1 million included in other current liabilities. For the three months ended March 31, 2015 and 2014, CVR Refining recognized net losses of $1.0 million and $0.1 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2015 and December 31, 2014, CVR Refining had open commodity hedging instruments consisting of 15.0 million barrels and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 was a net unrealized gain of $2.3 million, of which $7.3 million was included in current assets, $14.5 million was included in non-current assets and $19.5 million was included in current liabilities. For the three months ended March 31, 2015 and 2014, CVR Refining recognized a net loss of $50.4 million and a net gain of $109.5 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2015, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining's derivatives as of March 31, 2015 are recorded as current assets, non-current assets and current liabilities in prepaid expenses and other current assets, other long-term assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2015
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$7.8	$(0.5)	$7.3	$—	$7.3
Total	$7.8	$(0.5)	$7.3	$—	$7.3

	As of March 31, 2015
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$14.6	$(0.1)	$14.5	$—	$14.5
Total	$14.6	$(0.1)	$14.5	$—	$14.5

	As of March 31, 2015
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$32.9	$(13.4)	$19.5	$—	$19.5
Other Derivative Activity	0.1	—	0.1	(0.1)	—
Total	$33.0	$(13.4)	$19.6	$(0.1)	$19.5

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

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

(14) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries and CVR Partners and its subsidiary that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement and (v) Limited Partnership Agreement. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2014 Form 10-K.

Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable and prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, personnel accruals, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining's Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRRM is party to a feedstock and shared services agreement with Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer excess hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended March 31, 2015 and 2014, CVR Refining recognized $6.5 million and $5.9 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At March 31, 2015 and December 31, 2014, there were approximately $1.9 million and $1.3 million, respectively, of payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended March 31, 2015 and 2014, were approximately $0 and $0.2 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the three months ended March 31, 2015 and 2014, CRRM recognized approximately $0 and $45,000, respectively, of direct operating expenses generated from the purchase of tail gas from CRNF.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At March 31, 2015 and December 31, 2014, an asset of approximately $0 and $0.1 million, respectively, was included in other current assets with an offset liability of approximately $0.2 million in other current liabilities and approximately $0.9 million and $1.0 million in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At March 31, 2015 and December 31, 2014, payables of approximately $0.1 million and $0.2 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At March 31, 2015 and December 31, 2014, receivables of approximately $0.8 million and $1.1 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

Coke Supply Agreement

CRRM is party to a coke supply agreement with CRNF pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.1 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Receivables of approximately $0.3 million and $0.5 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$4.6	$5.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.6	13.5
Total	$17.2	$18.9

At March 31, 2015 and December 31, 2014, payables and liabilities of approximately $6.4 million and $13.6 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended March 31, 2015 and 2014, approximately $2.3 million and $1.5 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

As of March 31, 2015, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility. For each of the three months ended March 31, 2015 and 2014, the Partnership paid $0.3 million of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

(15) Subsequent Events

Distribution

On April 29, 2015, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Partnership's unitholders of $0.76 per common unit or $112.2 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of results to be attained for any other period.

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

•
costs of compliance with existing or new environmental laws and regulations, as well as the potential liabilities arising from, and capital expenditures required to, remediate current or future contamination;

•	the seasonal nature of our business;

•	our dependence on significant customers;

•	our potential inability to obtain or renew permits;

•	our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities;

•	our lack of asset diversification;

•	the potential loss of our transportation cost advantage over our competitors;

•	our ability to comply with employee safety laws and regulations;

•	potential disruptions in the global or U.S. capital and credit markets;

•	the success of our acquisition and expansion strategies;

•	our reliance on CVR Energy's senior management team;

•	the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

•	the potential shortage of skilled labor or loss of key personnel;

•	successfully defending against third-party claims of intellectual property infringement;

•	our indebtedness;

•	our potential inability to generate sufficient cash to service all of our indebtedness;

•	the limitations contained in our debt agreements that limit our flexibility in operating our business;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	our limited operating history as a stand-alone entity;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with the NYSE corporate governance requirements;

•	risks relating to our relationships with CVR Energy;

•	risks relating to the control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

•	limitations on duties owed by our general partner that are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the underserved Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of over 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a 170,000 bpd pipeline system (supported by approximately 336 miles of owned and leased pipelines) that transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, (3) over 6.0 million barrels of owned and leased crude oil storage, (4) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (5) approximately 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We will also maintain contracted capacity on the Pony Express pipeline by the second quarter of 2015 and the White Cliffs pipeline by the end of 2015 with both pipelines originating in Colorado and extending to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. Our Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. In the fourth quarter of 2014, we completed a hydrocracker project that increased the conversion capability and the ULSD yield of the Wynnewood refinery. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the first quarter of 2015 was $1.10 per barrel compared to $2.68 per barrel in the first quarter of 2014.

Second Underwritten Offering

On June 30, 2014, we completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. We utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings, LLC ("CVR Refining Holdings"). Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

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

Subsequent to the closing of the underwriters' option of the Second Underwritten Offering and as of March 31, 2015, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests in addition to owning 100% of our general partner.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. We are also subject to the Renewable Fuel Standard ("RFS") of the United States Environmental Protection Agency (the "EPA"), which requires us to either blend "renewable fuels" in with our transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.

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

During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for gasoline containing more than 10% ethanol by volume ("E10 gasoline"). In November 2013, the EPA published the proposed annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. During 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. On April 20, 2015, the Federal Register published notice of a proposed settlement between the EPA and several industry organizations regarding the deadlines for issuing the percentage standards for 2014 and 2015 under the RFS program. If finalized, the EPA will (i) propose 2015 percentage standards by June 1, 2015, (ii) resolve a pending petition to waive statutorily mandated volume requirements for 2014 by November 30, 2015 and (iii) finalize 2014 and 2015 percentage standards by November 30, 2015. The EPA also separately announced it will propose the RFS percentage standards for 2016 by June 1, 2015 and issue final standards by November 30, 2015.

The cost of RINs for the three months ended March 31, 2015 and 2014 was approximately $36.6 million and $34.7 million, respectively. The future cost of RINs for our business is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $125.0 million to $175.0 million for the year ending December 31, 2015.

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

We are significantly affected by developments in the markets in which we operate. For example, numerous pipeline projects in 2014 and 2015 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and could see a downward movement in refining margins as a result.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2015, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $3.3 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two-phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012 and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. We completed a turnaround at our Wynnewood refinery in December 2012, and the next turnaround is scheduled to occur in the spring of 2017.

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

We are also party to a number of agreements with CVR Energy and its subsidiaries, including (i) a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") between CRLLC and us and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"), which currently extends through December 31, 2015 under a one-year renewal term. Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Share-based compensation(a)	$2.8	$2.4
(Gain) loss on derivatives, net	51.4	(109.4)

(a)	Represents impact of share-based compensation awards, including allocated expense.

Distributions to CVR Refining Unitholders

Refer to Part I, Item 1, Note 9 ("Partners' Capital and Partnership Distributions") and Part I, Item 2 - "Results of Operations" for discussion of the current available cash for distribution policy. On March 9, 2015, the Partnership paid a cash distribution to its unitholders of record as of March 2, 2015 for the fourth quarter of 2014 in the amount of $0.37 per common unit, or $54.6 million in aggregate.

On April 29, 2015, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Partnership's unitholders of $0.76 per common unit or $112.2 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2014, is unaudited.

Net sales consist principally of sales of refined fuel, and are mainly affected by crude oil and refined product prices, changes to the input mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, versus lower value finished products, such as pet coke.

Industry-wide petroleum results are driven and measured by the relationship, or margin, between refined products and the prices for crude oil referred to as crack spreads. See "—Major Influences on Results of Operations." We discuss our results of petroleum operations in the context of per barrel consumed crack spreads and the relationship between net sales and cost of product sold. Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization).

	Three Months Ended March 31,
	2015	2014
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,304.4	$2,375.3
Cost of product sold(1)	1,056.1	2,063.3
Direct operating expenses(1)(2)	87.0	99.2
Selling, general and administrative expenses(1)	18.1	18.7
Depreciation and amortization	34.0	29.5
Operating income	109.2	164.6
Interest expense and other financing costs	(11.3)	(8.7)
Interest income	0.1	0.1
Gain (loss) on derivatives, net	(51.4)	109.4
Other income, net	0.1	—
Income before income tax expense	46.7	265.4
Income tax expense	—	—
Net income	$46.7	$265.4
Gross profit(3)	$127.3	$183.3
Refining margin(4)	$248.3	$312.0
Adjusted EBITDA(5)	$161.7	$194.1
Available cash for distribution(6)	$111.8	$144.0

	As of March 31, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$422.1	$370.2
Working capital	502.9	504.5
Total assets	2,419.5	2,417.8
Total debt, including current portion	581.1	581.4
Total partners' capital	1,442.4	1,450.1

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$148.5	$258.2
Investing activities	(41.7)	(57.9)
Financing activities	(54.9)	(66.7)
Net cash flow	$51.9	$133.6

Capital expenditures for property, plant and equipment	$41.7	$57.9

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$13.68	$17.17
Gross profit(3)	$7.02	$10.09
Direct operating expenses(1)(2)	$4.79	$5.46
Direct operating expenses per barrel sold(1)(7)	$4.44	$5.08
Barrels sold (barrels per day)(7)	217,686	217,186

	Three Months Ended March 31,
	2015		2014
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	175,376	81.6	178,253	83.3
Medium	6,630	3.1	3,047	1.4
Heavy sour	19,658	9.1	20,602	9.6
Total crude oil throughput	201,664	93.8	201,902	94.3
All other feedstocks and blendstocks	13,359	6.2	12,154	5.7
Total throughput	215,023	100.0	214,056	100.0
Production:
Gasoline	109,096	50.2	104,452	48.5
Distillate	89,436	41.1	88,901	41.2
Other (excluding internally produced fuel)	18,857	8.7	22,093	10.3
Total refining production (excluding internally produced fuel)	217,389	100.0	215,446	100.0
Product price (dollars per gallon):
Gasoline	$1.48		$2.66
Distillate	1.69		3.00

	Three Months Ended March 31,
	2015	2014
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$48.57	$98.61
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.99	5.58
WTI less WCS (heavy sour)	13.62	20.87
NYMEX Crack Spreads:
Gasoline	18.54	18.12
Heating Oil	27.06	27.95
NYMEX 2-1-1 Crack Spread	22.80	23.04
PADD II Group 3 Basis:
Gasoline	(3.50)	(4.87)
Ultra Low Sulfur Diesel	(4.52)	(1.94)
PADD II Group 3 Product Crack Spread:
Gasoline	15.04	13.25
Ultra Low Sulfur Diesel	22.54	26.01
PADD II Group 3 2-1-1	18.79	19.63

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.6	$1.3
Depreciation and amortization excluded from direct operating expenses	31.9	27.9
Depreciation and amortization excluded from selling, general and administrative expenses	0.5	0.3
Total depreciation and amortization	$34.0	$29.5

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold at which we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Consolidated Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBTIDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$46.7	$265.4
Add:
Interest expense and other financing costs, net of interest income	11.2	8.6
Income tax expense	—	—
Depreciation and amortization	34.0	29.5
EBITDA	91.9	303.5
Add:
FIFO impacts (favorable) unfavorable(a)	24.5	(21.6)
Share-based compensation, non-cash	0.2	0.5
(Gain) loss on derivatives, net	51.4	(109.4)
Current period settlements on derivative contracts(b)	(6.3)	21.1
Adjusted EBITDA	$161.7	$194.1

(a)
FIFO is our basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(6)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

Three Months Ended March 31, 2015
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$161.7
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(31.2)
Reserves for future turnarounds	(8.7)
Available cash for distribution	$111.8
Available cash for distribution, per unit	$0.76
Common units outstanding (in thousands)	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$851.7	$1,572.3
Cost of product sold (exclusive of depreciation and amortization)	700.9	1,358.8
Direct operating expenses (exclusive of depreciation and amortization)	50.4	53.3
Depreciation and amortization	19.4	18.0
Gross profit	$81.0	$142.2
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	50.4	53.3
Depreciation and amortization	19.4	18.0
Refining margin	$150.8	$213.5

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$13.21	$19.14
Gross profit	$7.10	$12.75
Direct operating expenses (exclusive of depreciation and amortization)	$4.42	$4.78
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$3.97	$4.26
Barrels sold (barrels per day)	140,974	139,016

	Three Months Ended March 31,
	2015		2014
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	100,532	73.4	101,856	76.3
Medium	6,630	4.8	1,495	1.1
Heavy sour	19,658	14.3	20,602	15.4
Total crude oil throughput	126,820	92.5	123,953	92.8
All other feedstocks and blendstocks	10,227	7.5	9,670	7.2
Total throughput	137,047	100.0	133,623	100.0
Production:
Gasoline	67,853	48.3	66,316	48.4
Distillate	59,415	42.3	57,825	42.2
Other (excluding internally produced fuel)	13,228	9.4	12,776	9.4
Total refining production (excluding internally produced fuel)	140,496	100.0	136,917	100.0

	Three Months Ended March 31,
	2015	2014
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$451.7	$802.0
Cost of product sold (exclusive of depreciation and amortization)	355.6	704.5
Direct operating expenses (exclusive of depreciation and amortization)	36.6	45.6
Depreciation and amortization	12.5	10.0
Gross profit	$47.0	$41.9
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	36.6	45.6
Depreciation and amortization	12.5	10.0
Refining margin	$96.1	$97.5

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.27	$13.89
Gross profit	$6.98	$5.97
Direct operating expenses (exclusive of depreciation and amortization)	$5.43	$6.49
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$5.30	$6.48
Barrels sold (barrels per day)	76,712	78,170

	Three Months Ended March 31,
	2015		2014
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	74,844	96.0	76,397	95.0
Medium	—	—	1,552	1.9
Heavy sour	—	—	—	—
Total crude oil throughput	74,844	96.0	77,949	96.9
All other feedstocks and blendstocks	3,132	4.0	2,484	3.1
Total throughput	77,976	100.0	80,433	100.0
Production:
Gasoline	41,243	53.7	38,136	48.6
Distillate	30,021	39.0	31,076	39.6
Other (excluding internally produced fuel)	5,629	7.3	9,317	11.8
Total refining production (excluding internally produced fuel)	76,893	100.0	78,529	100.0

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales. Net sales were $1,304.4 million for the three months ended March 31, 2015 compared to $2,375.3 million for the three months ended March 31, 2014. The decrease of $1,070.9 million was largely the result of lower sales prices for our transportation fuels and by-products in addition to a small decrease in our sales volumes. Overall sales volumes decreased approximately 2.1% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, our average sales price per gallon for gasoline of $1.48 decreased by approximately 44.4% as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, our average sales price per gallon for distillates of $1.69 decreased by approximately 43.7% as compared to the three months ended March 31, 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.7	$62.36	$667.6	9.9	$111.58	$1,100.5	0.8	$(432.9)	$(527.1)	$94.2
Distillate	8.2	$70.88	$581.0	9.1	$125.86	$1,151.5	(0.9)	$(570.5)	$(450.6)	$(119.9)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $1,056.1 million for the three months ended March 31, 2015 compared to $2,063.3 million for the three months ended March 31, 2014. The decrease of $1,007.2 million was primarily the result of a decrease in the cost of consumed crude oil and products purchased for resale. The decrease in consumed crude oil costs was due to a 50.7% decrease in crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2015 was $47.51 compared to $95.91 for the comparable period of 2014, a decrease of approximately 50.5%. Sales volume of refined fuels decreased by approximately 2.1% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2015, we had an unfavorable FIFO inventory impact of $24.5 million compared to a favorable FIFO inventory impact of $21.6 million for the comparable period of 2014.

Refining margin per barrel of crude oil throughput decreased to $13.68 for the three months ended March 31, 2015 from $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact was $15.03 per crude oil throughput barrel for the three months ended March 31, 2015, as compared to $15.98 per crude oil throughput barrel for the three months ended March 31, 2014. Gross profit per barrel decreased to $7.02 for the three months ended March 31, 2015 as compared to gross profit per barrel of $10.09 in the equivalent period in 2014. The decrease of our refining margin and gross profit per barrel was primarily due to the decrease in our sales prices for gasoline and distillates.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) were $87.0 million for the three months ended March 31, 2015 compared to direct operating expenses of $99.2 million for the three months ended March 31, 2014. The decrease of $12.2 million was primarily the result of decreases in expenses associated with energy and utility costs ($6.0 million) and repair and maintenance ($5.6 million). Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2015 decreased to $4.79 per barrel as compared to $5.46 per barrel for the three months ended March 31, 2014. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.1 million for the three months ended March 31, 2015 compared to $18.7 million for the three months ended March 31, 2014. The decrease of $0.6 million was primarily the result of decreased IT-related costs and personnel costs, partially offset by increased consulting costs.

Operating Income. Operating income was $109.2 million for the three months ended March 31, 2015 as compared to operating income of $164.6 million for the three months ended March 31, 2014. The decrease of $55.4 million was primarily the result of a decrease in the refining margin ($63.7 million) and an increase in depreciation and amortization ($4.5 million), partially offset by decreases in direct operating expenses ($12.2 million) and selling, general and administrative expenses ($0.6 million).

Interest Expense. Interest expense for the three months ended March 31, 2015 was $11.3 million as compared to $8.7 million for the three months ended March 31, 2014. The increase of $2.6 million primarily resulted from lower capitalized interest for three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Gain (Loss) on Derivatives, net. For the three months ended March 31, 2015, we recorded a $51.4 million net loss on derivatives. This compares to a $109.4 million net gain on derivatives for the three months ended March 31, 2014. This change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

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

Cash Balance and Other Liquidity

As of March 31, 2015 we had cash and cash equivalents of $422.1 million. Working capital at March 31, 2015 was $502.9 million, consisting of $896.9 million in current assets and $394.0 million in current liabilities. Working capital at December 31, 2014 was $504.5 million, consisting of $888.5 million in current assets and $384.0 million in current liabilities. As of April 28, 2015, we had cash and cash equivalents of $477.4 million.

The senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swing line loans and 90% of the total facility commitment for letters of credit. The intercompany credit facility provides us with borrowing availability of up to $250.0 million.

As of March 31, 2015, we had $339.1 million available under the Amended and Restated ABL Credit Facility and $218.5 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2015, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. After January 23, 2013, the 2022 Notes were no longer secured. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and Coffeyville Resources Nitrogen Fertilizers, LLC (a subsidiary of CVR Partners) are not guarantors.

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

The indenture governing the 2022 Notes imposes covenants that restrict our ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of our property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on contractually subordinated debt, (iv) make certain investments, (v) sell certain assets, (vi) merge or consolidate with or into another entity, or sell all or substantially all of our assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of March 31, 2015, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2015.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of March 31, 2015.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of March 31, 2015, we had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2015 and current estimated capital expenditures for the remainder of 2015 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2015	2015 Estimate(1)
	Actual	Low	High
	(in millions)
Coffeyville refinery:
Maintenance	$8.2	$88.0	$98.0
Growth	15.7	88.0	98.0
Coffeyville refinery total capital spending	23.9	176.0	196.0
Wynnewood refinery
Maintenance	8.7	46.0	52.0
Growth	5.4	10.0	12.0
Wynnewood refinery total capital spending	14.1	56.0	64.0
Other:
Maintenance	3.4	16.0	20.0
Growth	0.3	17.0	20.0
Other total capital spending	3.7	33.0	40.0
Total capital spending	$41.7	$265.0	$300.0

(1)	Includes amounts already spent during the three months ended March 31, 2015.

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. The project will be financed by the $250.0 million intercompany credit facility. As of March 31, 2015, we had incurred costs of approximately $27.4 million, excluding capitalized interest, for the hydrogen plant.

During 2015, we plan to build two crude oil storage tanks in Cushing, which will provide an additional 500,000 barrels of crude storage in total. The estimated cost of this project, excluding capitalized interest, is approximately $14.0 million to $15.0 million with an anticipated completion date in the fourth quarter of 2015.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$148.5	$258.2
Investing activities	(41.7)	(57.9)
Financing activities	(54.9)	(66.7)
Net increase in cash and cash equivalents	$51.9	$133.6

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2015 were approximately $148.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $46.7 million of net income and favorable impacts to both trade working capital and other working capital. Trade working capital for the three months ended March 31, 2015 resulted in a net cash inflow of $10.9 million which was primarily attributable to decreases in inventory ($16.2 million), partially offset by a decrease in accounts payable ($8.1 million). The decrease in inventory was primarily due to a reduction in gasoline inventory during the first quarter of 2015. The decrease in accounts payable was primarily due to the timing of payments, partially offset by increased payables for crude purchases. Other working capital activities resulted in a net cash inflow of $8.7 million, which was primarily related to a decrease in prepaid expenses and other current assets ($6.7 million) and an increase in other current liabilities ($2.0 million). The decrease in prepaid expenses and other current assets was primarily due to receipt of certain receivables from affiliate during the quarter, a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The increase in other current liabilities was primarily due to an increase in accrued interest related to the 2022 Notes due to the timing of payments and an increase in the biofuel blending obligation, partially offset by decreased personnel related accruals.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were approximately $258.2 million. The positive cash flow from operating activities generated over this period was primarily driven by $265.4 million of net income and $54.1 million of favorable impacts to other working capital. Trade working capital for the three months ended March 31, 2014 resulted in a cash outflow of approximately $5.1 million, which was primarily attributable to increases in accounts receivable ($13.0 million) and inventory ($16.2 million), partially offset by an increase in accounts payable ($24.1 million). The increase in accounts receivable primarily resulted from increased receivables from commodity swap counterparties and increased sales prices of our products, partially offset by decreased sales volumes. The increase in inventory primarily resulted from increased prices and volumes for gasoline and various raw materials, partially offset by decreased distillate volumes. The increase in accounts payable was largely the result of increased payables for crude purchases and timing of payments. Other working capital activities resulted in net cash inflow of $54.1 million, which was primarily related to a decrease in prepaid expenses and other current assets ($21.5 million) and an increase in other current liabilities ($32.6 million). The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The increase in other current liabilities was primarily attributable to an increase in accruals related to the biofuel blending obligation and increased interest accruals due to timing of interest payments on the 2022 Notes.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $41.7 million compared to $57.9 million for the three months ended March 31, 2014. The decrease in cash used in investing activities was the result of a $16.2 million decrease in capital expenditures during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which was primarily the result of lower spending following the completion of several larger projects in the fourth quarter of 2014.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was approximately $54.9 million compared to $66.7 million for the three months ended March 31, 2014. The net cash used in financing activities for the three months ended March 31, 2015 was primarily attributable to distributions to our common unitholders of $54.6 million (including $38.2 million to affiliates). The net cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to distributions to our common unitholders of $66.4 million (including $49.8 million to affiliates).

As of and for the three months ended March 31, 2015, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of March 31, 2015, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of March 31, 2015, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2015 from those disclosed in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. We have not yet selected a transition method and are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2014 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2015 does not differ materially from that discussed under Part II — Item 7A of our 2014 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At March 31, 2015, we had open commodity hedging instruments consisting of 15.0 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 was a net unrealized gain of $2.3 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $15.0 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2014 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Chief Executive Officer and President.
32.2*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

April 30, 2015	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

April 30, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)