Form 10-K
period 2015-12-31
CVR Refining, LP
filed 2016-02-19
CIK 1558785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2015 (the last business day of the registrant’s second fiscal quarter) was $806,137,619. Common units of the registrant held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common units as of June 30, 2015 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

Class	Outstanding at February 16, 2016
Common units representing limited partner interests	147,600,000 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Report").
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

Group 3 — A geographic subset of the PADD II region comprising refineries in Oklahoma, Kansas, Missouri, Nebraska and Iowa. Current Group 3 refineries include our Coffeyville and Wynnewood refineries; the Valero Ardmore refinery in Ardmore, OK; HollyFrontier's Tulsa refinery in Tulsa, OK and El Dorado refinery in El Dorado, KS; Phillips 66's Ponca City refinery in Ponca City, OK; and CHS' refinery in McPherson, KS.

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

Magellan — Magellan Midstream Partners L.P., a publicly traded company, whose business is the transportation, storage and distribution of refined petroleum products.

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

We are a petroleum refiner and own two of only seven refineries in Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 22% of the region's refining capacity. In addition, we also control and operate supporting logistics assets including (i) approximately 336 miles of active owned and leased pipelines, (ii) approximately 150 crude oil transports, (iii) a network of strategically located crude oil gathering tank farms, (iv) approximately 7.0 million barrels of owned and leased crude oil storage, including 0.5 million barrels completed in October 2015, and (v) over 4.5 million barrels of combined refined products and feedstocks storage capacity. The strategic location of our refineries, combined with our supporting logistics assets, provide us with a significant crude oil cost advantage relative to our competitors. Furthermore, our Coffeyville refinery located in southeast Kansas and the Wynnewood refinery located 65 miles south of Oklahoma City, Oklahoma, are approximately 100 miles and 130 miles, respectively, from the crude oil hub at Cushing, Oklahoma, and have access to inland domestic and Canadian crude oils that are priced based on the price of WTI. During the year ended December 31, 2015, the crude oil consumed at the refineries was price advantaged to WTI.

Our refineries' complexity allows us to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery's ability to process lower quality crude oil and feedstocks in an economic manner. Our two refineries' capacity weighted average complexity is 13.0. As a result of key investments in our refining assets and the addition of process units to comply with gasoline quality regulations, both of the refinery's complexities have increased. Our Coffeyville refinery's complexity score is 13.3, and our Wynnewood refinery's complexity score is 12.6. Our high complexity provides us the flexibility to increase our refining margin over comparable refiners with lower complexities. We have achieved significant increases in our refinery crude throughput rates over historical levels. As a result of the increasing complexities, we are capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian, and locally gathered crudes.

For the year ended December 31, 2015, our Coffeyville refinery's product yield included gasoline (46%), diesel fuel (primarily ultra-low sulfur diesel) (43%), and pet coke and other refined products such as natural gas liquids ("NGLs") (propane and butane), slurry, sulfur and gas oil (11%). Our Wynnewood refinery's product yield included gasoline (52%), diesel fuel (primarily ultra-low sulfur diesel) (36%), asphalt (5%), jet fuel (4%) and other products (3%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).

Our logistics assets have grown substantially since 2005. We have grown our crude oil gathering system capacity from 7,000 bpd in 2005 to over 65,000 bpd currently. The gathering system allows us to gather crude oil that is purchased from independent crude oil producers in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries. During 2015, we gathered approximately 69,000 bpd of price-advantaged crudes from our gathering area. The system has field offices in Bartlesville and Pauls Valley, Oklahoma and Plainville, Winfield and Iola, Kansas. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. In aggregate, these crudes have been sourced at a discount to WTI because of our proximity to the sources of crude oil, existing logistics infrastructure and quality differences. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian and Bakken crudes to our refineries. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which both became in-service during 2015. Both the Pony Express and White Cliffs pipelines originate in Colorado and extend to Cushing, Oklahoma.

In addition to our gathering system, we own (i) a 170,000 bpd pipeline system that transports crude oil from our Broome Station facility to our Coffeyville refinery, (ii) approximately 1.5 million barrels of crude oil storage capacity that supports the gathering system and our Coffeyville refinery, (iii) approximately 0.9 million barrels of crude oil storage capacity at our Wynnewood refinery and (iv) approximately 1.5 million barrels of crude oil storage capacity in Cushing, Oklahoma. We also lease additional crude oil storage capacity of approximately (v) 2.8 million barrels in Cushing, (vi) 0.2 million barrels in

Duncan, Oklahoma and (vii) 0.1 million barrels at our Wynnewood refinery. The Duncan storage supports our Wynnewood refinery while the Cushing storage supports both our Wynnewood and Coffeyville refineries.

For the fiscal years ended December 31, 2015, 2014 and 2013, we generated net sales of $5.2 billion, $8.8 billion and $8.7 billion, respectively, and operating income of $361.7 million, $207.2 million and $603.0 million, respectively.

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

On October 26, 2007, CVR Energy completed its initial public offering and its common stock was listed on the NYSE under the symbol "CVI." CVR Energy was formed as a wholly-owned subsidiary of CALLC in September 2006 in order to complete the initial public offering of the businesses acquired by CALLC. At the time of its initial public offering, CVR Energy operated our business and indirectly owned all of the limited partner interests in CVR Partners. In April 2011, CVR Partners completed its initial public offering. CVR Partners' common units are listed on the NYSE under the symbol "UAN." As of December 31, 2015, CVR Energy indirectly owns the general partner and approximately 53% of the outstanding common units of CVR Partners.

On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC. The assets acquired included a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of storage tanks.

In May 2012, an affiliate of Icahn Enterprises L.P. ("IEP") acquired a majority of CVR Energy's common stock. As of December 31, 2015, IEP and its affiliates owned approximately 82% of CVR Energy's outstanding common stock.

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

Immediately subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this includes common units held by an affiliate of IEP, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests.

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

We utilized net proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.

Immediately following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximating 71% of all outstanding limited partner interests.

On June 30, 2014, we completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. We paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. We utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Immediately subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

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

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2015, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

Organizational Structure and Related Ownership

The following chart illustrates our organizational structure as of the date of this Report.

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

Crude oil is supplied to our refineries through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2015 and it now has the capacity of supplying over 65,000 bpd of crude oil to our refineries. For the year ended December 31, 2015, the gathering system supplied approximately 39% of both of the Coffeyville and Wynnewood refineries' crude oil demand. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although sometimes slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines, including the Keystone and Spearhead pipelines, and subsequently to our Broome Station facility via the Plains pipeline. In May 2015 and November 2015, our contracted capacity included the Pony Express and White Cliffs pipelines, respectively. From the Broome Station facility, crude oil is delivered to our Coffeyville refinery via our own 170,000 bpd pipeline system. Crude oils are delivered to the Wynnewood refinery by three separate pipelines, and received into storage tanks at terminals located at or near the refinery.

For the year ended December 31, 2015, our Coffeyville refinery's crude oil supply blend was comprised of approximately 85.4% light sweet crude oil, 12.8% heavy sour crude oil and 1.8% light/medium sour crude oil. For the year ended December 31, 2015, our Wynnewood refinery's crude oil supply blend was comprised of approximately 99.5% light sweet crude oil and approximately 0.5% light/medium sour crude oil. The light sweet crude oil supply blend includes our locally gathered crude oil.

The Coffeyville refinery is connected to the mid-continent natural gas liquids commercial hub of Conway, Kansas by the inbound Enterprise Pipeline Blue Line. Natural gas liquids feedstock supplies such as butanes and natural gasoline are sourced and delivered directly into the refinery. In addition, Coffeyville's proximity to Conway provides access to the natural gas liquid and liquid petroleum gas fractionation and storage capabilities as well as the commercial markets available at Conway.

Crude Oil Supply Agreement

On August 31, 2012, Coffeyville Resources Refining and Marketing, LLC ("CRRM") and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.

Refining Process

Coffeyville Refinery. Our Coffeyville refinery is a 115,000 bpcd rated capacity facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. Our Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow us to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, our Coffeyville refinery has a redundant supply of hydrogen pursuant to our feedstock and shared services agreement with CVR Partners. Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil into products such as gasoline, diesel, kerosene, propane, butane, sulfur, heavy oil and petroleum coke. During the year ended December 31, 2015, our Coffeyville refinery processed approximately 113,300 bpd and 8,400 bpd of crude oil and feedstocks and blendstocks, respectively. These throughput rates for 2015 reflect the first phase of the major scheduled turnaround completed in mid-November 2015.

Wynnewood Refinery. Our Wynnewood refinery is a 70,000 bpcd rated capacity facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to our Coffeyville refinery, our Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil (although isobutane, gasoline components, and normal butane are also typically used) into products such as gasoline, jet fuel, kerosene, propane, butane, propylene, sulfur, solvents, heavy oil and asphalt. During the year ended December 31, 2015, our Wynnewood refinery processed approximately 79,800 bpd and 3,300 bpd of crude oil and feedstocks and blendstocks, respectively.

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

Customers

Customers for our refined products primarily include retailers, railroads and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to our refineries and pipeline access. We sell bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market-related indices such as Platts and Oil Price Information Service.

We also have a rack marketing business supplying product through tanker trucks directly to customers located in proximity to our Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, our Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, our Coffeyville refinery sells a by-product of its refining operations, petroleum coke, to an affiliate, CVR Partners, pursuant to a multi-year agreement. For the year ended December 31, 2015, our two largest customers accounted for approximately 14% and 9% of our net sales while approximately 53% of our net sales were made to our ten largest customers.

Competition

We compete primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against five refineries operated in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. Our competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, CHS, Valero and Flint Hills Resources.

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

The principal environmental risks associated with our businesses are outlined below with additional details included in Part I, Item 1A, Risk Factors and Part II, Item 8, Note 11 ("Commitments and Contingencies") of this Report.

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

The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our petroleum operations when regulations change or we add new equipment or modify our existing equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants ("NESHAP"), New

Source Performance Standards ("NSPS") and New Source Review/Prevention of Significant Deterioration ("PSD"). We have incurred, and expect to continue to have to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

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

On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's 2012 enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations signaling the agency's intention to begin a national enforcement program to conduct compliance evaluations and take enforcement actions against petroleum refining companies that operate flares that are not in compliance with standards articulated in the Enforcement Alert. The Enforcement Alert identified new standards that refiners are required to meet for flaring combustion efficiency. The EPA entered into consent decrees with several refining companies. Because the EPA has not specifically told us that our operations are not in compliance, we cannot say with certainty whether or when we may become an enforcement target under this initiative.

Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies") of this Report for further discussion of recent environmental matters related to the Clean Air Act including the "Flood, Crude Oil Discharge and Insurance" and certain "Environmental, Health and Safety ("EHS") Matters," such as the "Coffeyville Second Consent Decree," "Wynnewood Clean Air Act Compliance" and other compliance evaluations.

Our Coffeyville refinery's Clean Air Act Title V operating permit has expired, and has not yet been re-issued. Our Coffeyville refinery timely submitted an application for renewal, and therefore is authorized under the regulations to operate under the current permit until the permit is re-issued. The permit renewal process has begun, and capital costs or expenses, if any, related to changes to these permits are not known yet, but are not expected to be material.

The Federal Clean Water Act

The federal Clean Water Act ("CWA") and its implementing regulations, as well as the corresponding state laws and regulations that regulate the discharge of pollutants into the water, affect our operations. Direct impacts occur through the CWA's permitting requirements, which establish discharge limitations based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants that may be released to a particular water body based on its use. In addition, water resources are becoming and in the future may become scarcer, and many refiners, including CRRM and Wynnewood Refining Company, LLC ("WRC"), are subject to restrictions on their ability to use water in the event of low availability conditions. Both CRRM and WRC have contracts in place to receive additional water during low-flow conditions, but these conditions could change over time if water becomes scarce.

The Wynnewood refinery's CWA permit ("OPDES permit") has expired. The refinery timely submitted their renewal application, and therefore is authorized to continue discharging under the expired permit until the Oklahoma Department of Environmental Quality ("ODEQ") re-issues the permit. The permit renewal process has begun, and capital costs or expenses related to changes to this permit, if any, are not expected to be material.

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

Tier 3.  In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status; therefore, its compliance deadline is January 1, 2020. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost of approximately $48.3 million and $89.0 million, excluding capitalized interest, by CRRM and WRC, respectively.

Renewable Fuel Standards

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's Renewable Fuels Standard mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the "Renewable Fuel Standards."

Greenhouse Gas Emissions

Refer to Part I, Item 1A, Risk Factors, Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows, of this Report for further discussion of the Greenhouse Gas ("GHG") Emissions regulations.

RCRA

Our operations are subject to the Resource Conservation and Recovery Act ("RCRA") requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" for further discussion of "RCRA Compliance Matters."

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

Impacts of Past Manufacturing.  The 2004 Consent Decree that CRRM signed with the EPA and the Kansas Department of Health and Environment (the "KDHE") required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which require investigation or remediation projects. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. Remediation at both sites, if necessary, will be based on the results of the investigations. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, ODEQ and WRC have entered into a Consent Order requiring further investigations of groundwater conditions and enhancements of existing remediation systems. Additional remediation, if necessary, will be based upon the results of the further investigation.

The anticipated investigation and remediation costs through 2019 were estimated, as of December 31, 2015, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2019	Total Estimated Costs Through 2019
	(in millions)
Coffeyville Refinery	$0.3	$—	$0.9	$1.2
Phillipsburg Terminal	0.4	—	1.1	1.5
Wynnewood Refinery	0.3	—	1.8	2.1
Total Estimated Costs	$1.0	$—	$3.8	$4.8

These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2016, we will spend approximately $7.3 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $2.1 million in 2015 associated with related remediation.

Financial Assurance

We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, Coffeyville Resources Terminal, LLC, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $4.3 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.2 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $4.9 million and $2.4 million is required by our post-closure care obligations and the 2004 Consent Decree for clean-up costs at the Coffeyville refinery and Phillipsburg terminal, respectively. The $4.3 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.2 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

Environmental Remediation

Under the CERCLA, RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act of 1990 generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by crude oil or hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or crude oil or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Flood, Crude Oil Discharge and Insurance" of this Report for discussion of the environmental remediation associated with the discharge of crude oil on July 1, 2007 at the Coffeyville refinery.

Environmental Insurance

We are covered by CVR Energy's site pollution legal liability insurance policy with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $1.0 million. The policy includes business interruption coverage, subject to a 5-day waiting period deductible. This insurance expires on March 1, 2016 and is expected to be renewed without any material changes in terms. The policy insures any location owned, leased, rented or operated by CVR Refining, including the Coffeyville refinery and the Wynnewood refinery. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $200.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2016 and are expected to be renewed or replaced by insurance policies containing materially equivalent sudden and accidental pollution coverage with no reduction in limits.

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

Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Wynnewood Refinery Incident" of this Report for further discussion of OSHA matters related to the Wynnewood refinery boiler explosion.

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

Employees

As of December 31, 2015, we employed 968 direct employees. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.

As of December 31, 2015, the Coffeyville refinery employed 610 of our employees, about 54% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and

Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). We are a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement expires in March 2019. In addition, a collective bargaining agreement with the United Steelworkers, which covers CVR Refining's unionized employees who work in crude transportation, expires in March 2017 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.

As of December 31, 2015, the Wynnewood refinery employed 317 of our employees, about 59% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017.

We also rely on the services of employees of CVR Energy and its subsidiaries in the operation of our business pursuant to a services agreement among us, CVR Energy and our general partner. Additionally, the Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement and had 11 employees as of December 31, 2015. For more information on these agreements, refer to Part II, Item 8, Note 14 ("Related Party Transactions") of this Report.

Available Information

Our website address is www.cvrrefining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Charters of the Audit Committee and Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

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

Our profitability is also impacted by our ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as we do not produce any crude oil and must purchase all of the crude oil we refine. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, our purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of our proximity to the sources, existing logistics infrastructure and quality differences. Any change in the sources of our crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of our historical discount to WTI and may result in a reduction of our cost advantage.

Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows. The Arabian Gulf and Far East regions have added refining capacity in 2015 and 2016.

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

We have sustained losses over the past ten-year period at our plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: Coffeyville refinery; flood

•	December 2010: Coffeyville refinery; fluid catalytic cracking unit ("FCCU") fire

•	December 2010: Wynnewood refinery; hydrocracker unit fire

•	September 2012: Wynnewood refinery; boiler explosion

•	July/August 2013: Coffeyville refinery; FCCU outage

•	July 2014: Coffeyville refinery; isomerization unit fire

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.25 billion. The property and business interruption insurance policies contain limits and sub-limits which insure all our assets as well as CVR Partners' assets. There is potential for a common occurrence to impact both the nitrogen fertilizer plant operated by CVR Partners and the Coffeyville refinery in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $10.0 million property damage retention for all properties. For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

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

Since December 31, 2009, we have obtained substantially all of our crude oil supply for the Coffeyville refinery, other than the crude oil we gather, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, which currently extends through December 31, 2016, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of a supply intermediation agreement, our exposure to crude oil pricing risk may increase, despite any hedging activity in which we may engage, and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that we will be able to renew or extend the Vitol Agreement beyond December 31, 2016.

Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

In addition to the crude oil we gather locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, we also purchased additional crude oil to be refined into liquid fuels in 2015. In 2015, our Coffeyville refinery purchased approximately 65,000 to 70,000 bpd of crude oil while our Wynnewood refinery purchased approximately 45,000 to 50,000 bpd of crude oil. Our Wynnewood refinery has historically acquired most of its purchased crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. Our Coffeyville refinery and Wynnewood refinery obtained a portion of its non-gathered crude oil, approximately 23% and 1%, respectively, in 2015, from Canada. The actual amount of Canadian crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on our ability to make distributions. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

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

Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like ours are obligated to blend into their finished petroleum products is adjusted annually. We are not able to blend the substantial majority of our transportation fuels and have to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.

On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, in the final rule establishing the renewable volume obligations for 2014-2016 and bio-mass based diesel for 2017, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

We cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile and has increased over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs continues to increase. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions. If the demand for our transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on our business could be material. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations and ability to pay distributions to our unitholders could be materially adversely affected.

We face significant competition, both within and outside of our industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than we do may have a competitive advantage over us.

The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. We may be unable to compete effectively with our competitors within and outside of our industry, which could result in reduced profitability. We compete with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We are not engaged in the petroleum exploration and production business and therefore we do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. We do not have long-term arrangements (those exceeding more than a twelve-month period) for much of our output. Many of our competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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

As of the date of this Report, we had (i) $500.0 million aggregate principal amount of 6.5% senior notes due 2022 ("2022 Notes") outstanding, (ii) availability under the Amended and Restated ABL Credit Facility of $262.1 million, with letters of credit outstanding of approximately $27.8 million and (iii) $31.5 million borrowed under an intercompany credit facility, with availability under the intercompany credit facility of $218.5 million. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions. In the future, we may incur additional significant indebtedness in order to make future acquisitions, expand our business or develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

The indenture governing the 2022 Notes and the Amended and Restated ABL Credit Facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

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

In particular, the indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture contains covenants limiting our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, the Amended and Restated ABL Credit Facility requires us to maintain a minimum excess availability under the facility as a condition to the payment of distributions to our unitholders. Any new indebtedness could have similar or greater restrictions.

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

Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, we incurred approximately $101.5 million associated with the first phase of the Coffeyville refinery turnaround completed in mid-November 2015, and we incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery completed in December 2012. During the outage at our Coffeyville refinery as a result of the isomerization unit fire in the third quarter 2014, we accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses. During the FCCU outage at our Wynnewood refinery in the fourth quarter of 2014, we accelerated certain planned turnaround activities and incurred approximately $1.3 million in turnaround expenses. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The second phase of the Coffeyville refinery turnaround is scheduled to begin in late February 2016 at a total estimated cost of approximately $35.0 million to $38.0 million (of which approximately $0.7 million was incurred in the fourth quarter of 2015). The next turnaround for the Wynnewood refinery is scheduled to occur in the spring of 2017.

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

Three of our facilities, including our Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed (refer to "RCRA Compliance Matters" in Part II, Item 8, Note 11 ("Commitments and Contingencies") of this Report), and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

We hold numerous environmental and other governmental permits and approvals authorizing operations at our facilities. Future expansion of our operations is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows. For example, the Wynnewood refinery's OPDES permit has expired and is in the renewal process. The refinery timely submitted their renewal application; and therefore, the refinery is authorized to operate under expired permit terms and conditions until the state regulatory agency renews the permit. The renewal permit may contain different terms and conditions that would require unplanned or unanticipated costs.

Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows.

The EPA has begun to regulate GHG emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions at our Coffeyville and Wynnewood refineries to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under PSD and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as "best available control technology," to reduce GHG emissions.

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The final rule, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. Therefore, we expect that the EPA will not be issuing NSPS to regulate GHG from the refineries at this time but that it may do so in the future.

During the State of the Union address in each of the last three years, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it is unclear whether Kansas intends to do so in the future.

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

We are subject to cybersecurity risks and other cyber incidents resulting in disruption.

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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

Both the Coffeyville and the Wynnewood refineries have a significant concentration of customers. Our five largest customers represented 39% of our net sales for the year ended December 31, 2015. One significant customer accounted for more than 10% of our net sales. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our unitholders.

Our plans to expand our gathering and logistics assets, which assist us in reducing our costs and increasing our processing margins, may expose us to significant additional risks, compliance costs and liabilities.

We plan to continue to make investments to enhance the operating flexibility of our refineries and to improve our crude oil sourcing advantage through additional investments in our gathering and logistics assets. If we are able to successfully increase the effectiveness of our supporting gathering and logistics assets, we believe we will be able to enhance our crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand crude oil gathering may expose us to risks in the future that are different than or incremental to the risks we face with respect to our refineries and existing gathering and logistics assets. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit our operations, or claims of damages to property or persons resulting from our operations.

Any businesses or assets that we may acquire in connection with an expansion of our crude oil gathering could expose us to the risk of releasing hazardous materials into the environment. These releases would expose us to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Accordingly, if we do acquire any such businesses or assets, we could also incur additional expenses not covered by insurance which could be material.

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

As of December 31, 2015, approximately 54% of the employees at the Coffeyville refinery and 59% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with United Steelworkers (which covers unionized employees who work in crude transportation) expires in March 2017, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

In addition to U.S. federal income taxes, unitholders are likely to be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if they do not live in any of those jurisdictions. We currently own assets and/or conduct business in the states of Arkansas, Colorado, Iowa, Kansas, Missouri, Nebraska, Oklahoma, Texas and South Dakota. These states, other than Texas and South Dakota, currently impose a personal income tax on individuals. These states, other than South Dakota, also impose income taxes on corporations and other entities. Unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, state, local, and non-U.S. tax returns. Our counsel has not rendered an opinion on the state, local, or non-U.S. tax consequences of an investment in our common units.

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

As of December 31, 2015, we own crude oil storage capacity of approximately (i) 1.5 million barrels supporting the gathering system and Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing, Oklahoma. We also lease additional crude oil storage capacity of approximately (iv) 2.8 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, we own over 4.5 million barrels of combined refined products and feedstocks storage capacity.

We are party to a cross-easement agreement with CVR Partners so that both we and CVR Partners are able to access and utilize each other's land in Coffeyville in certain circumstances in order to operate our respective businesses in a manner to provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property. For more information on this cross-easement agreement, see Part III, Item 13 of this Report "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

Item 3.    Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 11 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with Generally Accepted Accounting Principles ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol "CVRR" and commenced trading on January 17, 2013. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common units for our two most recent fiscal years:

2015	High	Low
First Quarter	$21.18	$13.37
Second Quarter	22.59	18.02
Third Quarter	21.23	17.30
Fourth Quarter	22.74	18.26

2014	High	Low
First Quarter	$23.80	$20.16
Second Quarter	28.55	22.09
Third Quarter	26.58	22.17
Fourth Quarter	25.15	16.33

Holders of Record

As of February 16, 2016, there were 11 holders of record of our common units. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Cash Distribution Policy

Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter and will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. Further, it is our intent, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs.

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

Our ability to make distributions is limited by our Amended and Restated ABL Credit Facility and the indenture governing the 2022 Notes. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of those limitations.

The following is a summary of cash distributions paid to our unitholders during the years ended December 31, 2015 and 2014 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$38.2	$78.5	$101.2	$104.4	$322.3
Amounts paid to non-affiliates	16.4	33.7	43.4	44.7	138.2
Total amount paid	$54.6	$112.2	$144.6	$149.1	$460.5
Per common unit	$0.37	$0.76	$0.98	$1.01	$3.12
Common units outstanding	147.6	147.6	147.6	147.6

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$99.2	$55.8	$313.4
Amounts paid to non-affiliates	16.6	36.1	42.5	23.9	119.1
Total amount paid	$66.4	$144.7	$141.7	$79.7	$432.5
Per common unit	$0.45	$0.98	$0.96	$0.54	$2.93
Common units outstanding	147.6	147.6	147.6	147.6

Total cash distributions paid based upon available cash for 2015 were $2.75 per common unit.

Unit Performance Graph

The following graph sets forth the cumulative return on our common units between January 17, 2013 and December 31, 2015, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Alon USA Energy, Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The graph assumes an investment of $100 on January 17, 2013 based on the closing unit price in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of distributions where applicable. The closing market price for our common units on December 31, 2015 was $18.93. The unit price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 17, 2013 AND DECEMBER 31, 2015
among CVR Refining, LP, Russell 2000 Index and a peer group
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Jan '13	Mar '13	Jun '13	Sep '13	Dec '13	Mar '14	Jun '14	Sep '14	Dec '14
CVR Refining, LP	100.00	138.48	125.71	109.41	100.61	105.69	117.62	113.83	84.00
Russell 2000 Index	100.00	106.87	109.78	120.60	130.69	131.75	133.99	123.73	135.30
Peer Group	100.00	120.45	98.15	88.06	125.78	117.54	115.11	121.97	121.16

	Mar '15	Jun '15	Sep '15	Dec '15
CVR Refining, LP	105.85	96.82	106.24	110.12
Russell 2000 Index	140.70	140.84	123.62	127.58
Peer Group	155.24	151.09	152.70	148.45

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the fiscal quarter ended December 31, 2015.

Item 6.    Selected Financial Data

You should read the selected historical consolidated and combined financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2015 and 2014 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected combined financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2012 and 2011, the selected consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2013 and 2012 and the selected combined financial statement information at December 31, 2011 presented below under the caption "Balance Sheet Data" is derived from our audited consolidated and combined financial statements that are not included in this Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
	(in millions, except per unit data)
Statements of Operations Data
Net sales	$5,161.9	$8,829.7	$8,683.5	$8,281.7	$4,752.8
Cost of product sold(2)	4,143.6	8,013.4	7,526.7	6,667.5	3,927.6
Direct operating expenses(2)	478.5	416.0	361.7	426.5	247.7
Flood insurance recovery	(27.3)	—	—	—	—
Selling, general and administrative expenses(2)	75.2	70.6	77.8	86.2	51.0
Depreciation and amortization	130.2	122.5	114.3	107.6	69.8
Operating income	361.7	207.2	603.0	993.9	456.7
Interest expense and other financing costs	(42.6)	(34.2)	(44.1)	(76.2)	(53.0)
Interest income	0.4	0.3	0.4	—	—
Gain (loss) on derivatives, net	(28.6)	185.6	57.1	(285.6)	78.1
Loss on extinguishment of debt	—	—	(26.1)	(37.5)	(2.1)
Other income (expense), net	0.3	(0.2)	0.1	0.7	0.6
Income before income tax expense	291.2	358.7	590.4	595.3	480.3
Income tax expense	—	—	—	—	—
Net income	$291.2	$358.7	$590.4	$595.3	$480.3
Available cash for distribution(3)	$402.0	$421.5	$546.0
Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)			$512.6
Net income per common unit – basic(4)	$1.97	$2.43	$3.47
Net income per common unit – diluted(4)	$1.97	$2.43	$3.47

Weighted average common units outstanding:
Basic	147.6	147.6	147.6
Diluted	147.6	147.6	147.6

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$187.3	$370.2	$279.8	$153.1	$2.7
Working capital	298.4	504.5	656.9	382.7	384.7
Total assets	2,195.2	2,417.8	2,533.3	2,258.5	2,262.4
Total debt, including current portion	580.0	581.4	582.7	773.2	729.9
Total partners' capital/divisional equity	1,281.4	1,450.1	1,522.1	980.8	1,018.6
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$473.7	$715.8	$601.0	$917.3	$352.7
Investing activities	(194.7)	(191.2)	(204.4)	(119.8)	(655.9)
Financing activities(5)	(461.9)	(434.2)	(269.9)	(647.1)	303.6
Net cash flow	$(182.9)	$90.4	$126.7	$150.4	$0.4

Capital expenditures for property, plant and equipment	$194.7	$191.3	$204.5	$120.2	$68.8

(1)	We acquired WEC on December 15, 2011 and its results of operations are included from the date of acquisition. This transaction impacts the comparability of Selected Financial Data.

(2)	Amounts are shown exclusive of depreciation and amortization.

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

(4)
We have omitted net income per unit for the years ended December 31, 2012 through 2011 because we operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the year ended December 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

(5)
Prior to December 31, 2012, Coffeyville Resources, LLC ("CRLLC") provided cash as necessary to support our operations and retained excess cash generated by our operations. Historical cash received, or paid by, CRLLC on our behalf has been recorded as net contributions from, or net distributions to, parent, respectively, as a component of divisional equity in our historical combined financial statements, and as a financing activity in our Combined Statements of Cash Flows. Net contributions from (distributions to) parent included in cash flows from financing activities were $(651.6) million and $110.6 million for the years ended December 31, 2012 and 2011, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

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

Overview and Executive Summary

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the Group 3 of the PADD II region of the United States. We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation of the Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets described above to CVR Refining, LLC ("Refining LLC") in October 2012, and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a subsidiary of CRLLC and an indirect wholly-owned subsidiary of CVR Energy, contributed Refining LLC to us on December 31, 2012. Refer to Part I, Item 1, Business, of this Report for a detailed discussion of our business.

Our Initial Public Offering

On January 23, 2013, we completed our Initial Public Offering of 24,000,000 common units priced at $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises L.P. ("IEP"). Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units priced at $25.00 per unit. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." Immediately following the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (including common units held by an affiliate of IEP, representing approximately 3% of all outstanding limited partner interests), while CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests in addition to owning 100% of CVR Refining GP, LLC, our general partner.

The net proceeds to us from the Initial Public Offering were approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the outstanding 10.875% Second Lien Senior Secured Notes due 2017 (the "Old Second Lien Notes"), $160.0 million was used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds were used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

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

We utilized net proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings. We did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.

Immediately following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests.

Our Second Underwritten Offering

On June 30, 2014, we completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. We paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. We utilized net proceeds of approximately $164.1 million from the Second

Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Immediately subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

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

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2015, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard ("RFS") of the United States Environmental Protection Agency (the "EPA"), which requires it to either blend "renewable fuels" in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's Renewable Fuels Standard mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of RFS.

The cost of RINs for the years ended December 31, 2015, 2014 and 2013 was approximately $123.9 million, $127.2 million and $180.5 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $140.0 million to $190.0 million for the year ending December 31, 2016.

In order to assess our operating performance, we compare our net sales, less cost of product sold (exclusive of depreciation and amortization), or our refining margin, against an industry refining margin benchmark. The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil are converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refinery margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. Our consumed crude oil cost discount to WTI for 2015 was $1.12 per barrel compared to consumed crude oil cost discounts of $0.54 per barrel in 2014 and $2.57 per barrel in 2013.

We produce a high volume of high value products, such as gasoline and distillates. The fact that the actual product specifications used to determine the NYMEX 2-1-1 crack spread are different from the actual production in our refineries is because the prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra-Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra-Low Sulfur Diesel basis. If both gasoline and Ultra-Low Sulfur Diesel basis are greater than zero, this means that prices in our marketing area exceed those used in the 2-1-1 crack spread.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2015, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $11.1 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. During the outage at our Coffeyville refinery in the third quarter of 2014 as discussed further below, we accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014. The first phase of its current turnaround was completed in mid-November 2015 at a total cost of approximately $101.5 million. The second phase is scheduled to begin in late February 2016 at a total estimated cost of approximately $35.0 million to $38.0 million (of which approximately $0.7 million was incurred in the fourth quarter of 2015). We completed a turnaround at our Wynnewood refinery in December 2012. During the outage at our Wynnewood refinery in the fourth quarter of 2014 as discussed further below, we accelerated certain planned turnaround activities and incurred approximately $1.3 million in turnaround expenses for the year ended December 31, 2014. The next turnaround at our Wynnewood refinery is scheduled to occur in the spring of 2017.

During the third quarter of 2013, the fluid catalytic cracking unit ("FCCU") at our Coffeyville refinery was offline for approximately 55 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at our Coffeyville refinery was significantly reduced during the third quarter of 2013. Additionally, we incurred approximately $21.1 million in costs to repair the FCCU for the year ended December 31, 2013. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

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

We are covered by property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. We anticipate amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. As of December 31, 2015 and 2014, we had an insurance receivable related to the incident of approximately $1.2 million and $1.3 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

During the fourth quarter of 2014, the FCCU at our Wynnewood refinery was offline for approximately 16 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at our Wynnewood refinery was significantly reduced during the fourth quarter of 2014. Additionally, we incurred approximately $8.5 million in costs to repair the FCCU for the year ended December 31, 2014. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

Agreements with Affiliates

CVR Energy and its subsidiaries are party to several agreements with CVR Partners and its subsidiary that govern the business relations among CVR Partners, CVR Energy and their subsidiaries and affiliates, and the general partner of CVR Partners. In connection with our Initial Public Offering in January 2013, some of the subsidiaries party to these agreements became subsidiaries of CVR Refining.

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

In connection with the Initial Public Offering, we entered into a number of agreements with CVR Energy, including (i) a $250.0 million intercompany credit facility between CRLLC and us and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

On August 31, 2012, Coffeyville Resources Refining and Marketing, LLC ("CRRM") and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Loss on extinguishment of debt(1)	$—	$—	$26.1
Share-based compensation(2)	9.3	8.0	11.6
(Gain) loss on derivatives, net	28.6	(185.6)	(57.1)
Major scheduled turnaround expenses(3)	102.2	6.8	—
Flood insurance recovery(4)	(27.3)	—	—
_______________________________________

(1)	Represents the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of the Old Second Lien Notes.

(2)	Represents impact of share-based compensation awards.

(3)
Represents expense associated with major scheduled turnaround activities performed at our Coffeyville refinery ($102.2 million in 2015 and $5.5 million in 2014) and our Wynnewood refinery ($1.3 million in 2014).

(4)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007. Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies"), of this Report for further details.

Distributions to CVR Refining Unitholders

Refer to Part II, Item 5, "Cash Distribution Policy," of this Report for a summary of our distribution policy and the cash distributions paid to our unitholders during years ended December 31, 2015 and 2014.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following tables below provide an overview of our results of operations, relevant market indicators and key operating statistics for the years ended December 31, 2015, 2014 and 2013.

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

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Consolidated Statements of Operations Data
Net sales	$5,161.9	$8,829.7	$8,683.5
Cost of product sold(1)	4,143.6	8,013.4	7,526.7
Direct operating expenses(1)(2)	376.3	409.2	361.7
Major scheduled turnaround expenses	102.2	6.8	—
Flood insurance recovery	(27.3)	—	—
Selling, general and administrative expenses(1)	75.2	70.6	77.8
Depreciation and amortization	130.2	122.5	114.3
Operating income	361.7	207.2	603.0
Interest expense and other financing costs	(42.6)	(34.2)	(44.1)
Interest income	0.4	0.3	0.4
Gain (loss) on derivatives, net	(28.6)	185.6	57.1
Loss on extinguishment of debt	—	—	(26.1)
Other income (expense), net	0.3	(0.2)	0.1
Income before income tax expense	291.2	358.7	590.4
Income tax expense	—	—	—
Net income	$291.2	$358.7	$590.4
Gross profit(3)	$436.9	$277.8	$680.8
Refining margin(4)	$1,018.3	$816.3	$1,156.8
Adjusted EBITDA(5)	$602.0	$621.6	$712.0
Available cash for distribution(6)	$402.0	$421.5	$546.0

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$14.45	$11.38	$16.90
Gross profit(3)	$6.20	$3.87	$9.94
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$6.79	$5.80	$5.28
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$6.40	$5.44	$5.00
Barrels sold (barrels per day)(7)	204,708	209,669	198,142

	Year Ended December 31,
	2015		2014		2013
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	176,097	86.0	179,059	86.2	149,147	75.4
Medium	2,460	1.2	2,022	1.0	19,151	9.7
Heavy sour	14,520	7.1	15,464	7.4	19,270	9.8
Total crude oil throughput	193,077	94.3	196,545	94.6	187,568	94.9
All other feedstocks and blendstocks	11,672	5.7	11,284	5.4	10,121	5.1
Total throughput	204,749	100.0	207,829	100.0	197,689	100.0
Production:
Gasoline	99,961	48.5	102,275	48.9	94,561	47.7
Distillate	85,953	41.7	87,639	41.9	82,089	41.4
Other (excluding internally produced fuel)	20,074	9.8	19,149	9.2	21,617	10.9
Total refining production (excluding internally produced fuel)	205,988	100.0	209,063	100.0	198,267	100.0
Product price (dollars per gallon):
Gasoline	$1.61		$2.53		$2.72
Distillate	1.62		2.81		3.02

	Year Ended December 31,
	2015	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$48.76	$92.91	$98.05
Crude Oil Differentials:
WTI less WTS (light/medium sour)	(0.28)	5.95	2.64
WTI less WCS (heavy sour)	13.20	18.48	24.58
NYMEX Crack Spreads:
Gasoline	19.89	17.29	21.44
Heating Oil	20.93	23.59	27.60
NYMEX 2-1-1 Crack Spread	20.41	20.44	24.52
PADD II Group 3 Product Basis:
Gasoline	(2.12)	(4.45)	(4.54)
Ultra Low Sulfur Diesel	(2.02)	0.75	0.58
PADD II Group 3 Product Crack Spread:
Gasoline	17.76	12.84	16.90
Ultra Low Sulfur Diesel	18.91	24.34	28.18
PADD II Group 3 2-1-1	18.34	18.59	22.54

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$6.1	$5.9	$4.8
Depreciation and amortization excluded from direct operating expenses	121.9	115.0	109.1
Depreciation and amortization excluded from selling, general and administrative expenses	2.2	1.6	0.4
Total depreciation and amortization	$130.2	$122.5	$114.3

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, flood insurance recovery and depreciation and amortization. Each of the components used in this calculation are taken directly from our Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold at which we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Consolidated Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the three months ended December 31, 2015 and the years ended December 31, 2015, 2014 and 2013:

	Three Months Ended December 31,	Year Ended December 31,
	2015	2015	2014	2013
	(in millions)
	(unaudited)
Net income (loss)	$(122.2)	$291.2	$358.7	$590.4
Add:
Interest expense and other financing costs, net of interest income	10.4	42.2	33.9	43.7
Income tax expense	—	—	—	—
Depreciation and amortization	32.1	130.2	122.5	114.3
EBITDA	(79.7)	463.6	515.1	748.4
Add:
FIFO impact (favorable) unfavorable(a)	26.6	60.3	160.8	(21.3)
Share-based compensation, non-cash	0.1	0.6	2.3	9.5
Loss on extinguishment of debt	—	—	—	26.1
Major scheduled turnaround expenses(b)	84.9	102.2	6.8	—
(Gain) loss on derivatives, net	(23.6)	28.6	(185.6)	(57.1)
Current period settlements on derivative contracts(c)	8.1	(26.0)	122.2	6.4
Flood insurance recovery(d)	—	(27.3)	—	—
Adjusted EBITDA	$16.4	$602.0	$621.6	$712.0

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

(b)
Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery ($102.2 million in 2015 and $5.5 million in 2014) and the Wynnewood refinery ($1.3 million in 2014).

(c)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(d)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007. Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies") of this Report for further details.

(6)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income (loss), as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. Below is a table reconciling the available cash for distribution for the three months and year ended December 31, 2015:

	Three Months Ended December 31, 2015	Year Ended December 31, 2015
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$16.4	$602.0
Adjustments:
Less:
Cash needs for debt service	(10.0)	(40.0)
Reserves for environmental and maintenance capital expenditures	(31.3)	(125.0)
Reserves for major scheduled turnaround expenses	(8.8)	(35.0)
Reserves for future operating needs	—	(30.0)
Add:
Release of previously established cash reserves	$30.0	$30.0
Available cash for distribution	$(3.7)	$402.0
Available cash for distribution, per unit	$(0.03)	$2.72
Distribution declared, per unit	$—	$2.75
Common units outstanding (in thousands)	147,600	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$3,220.6	$5,755.5	$5,370.8
Cost of product sold (exclusive of depreciation and amortization)	2,626.1	5,254.9	4,648.6
Direct operating expenses (exclusive of depreciation and amortization)	209.1	223.6	219.4
Major scheduled turnaround expenses	102.2	5.5	—
Flood insurance recovery	(27.3)	—	—
Depreciation and amortization	72.1	73.6	70.8
Gross profit	$238.4	$197.9	$432.0
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	311.3	229.1	219.4
Flood insurance recovery	(27.3)	—	—
Depreciation and amortization	72.1	73.6	70.8
Refining margin	$594.5	$500.6	$722.2

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.37	$11.46	$17.90
Gross profit	$5.77	$4.53	$10.71
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$7.53	$5.24	$5.44
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.92	$4.73	$5.00
Barrels sold (barrels per day)	123,279	132,791	120,166

	Year Ended December 31,
	2015		2014		2013
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	96,727	79.5	103,018	80.0	90,818	77.1
Medium	2,058	1.7	1,222	1.0	453	0.4
Heavy sour	14,520	11.9	15,464	12.0	19,270	16.3
Total crude oil throughput	113,305	93.1	119,704	93.0	110,541	93.8
All other feedstocks and blendstocks	8,400	6.9	9,047	7.0	7,253	6.2
Total throughput	121,705	100.0	128,751	100.0	117,794	100.0
Production:
Gasoline	57,815	46.5	64,002	48.6	56,262	46.8
Distillate	53,136	42.7	56,381	42.8	50,353	41.9
Other (excluding internally produced fuel)	13,503	10.8	11,314	8.6	13,499	11.3
Total refining production (excluding internally produced fuel)	124,454	100.0	131,697	100.0	120,114	100.0

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$1,936.9	$3,069.8	$3,308.4
Cost of product sold (exclusive of depreciation and amortization)	1,516.3	2,758.1	2,877.5
Direct operating expenses (exclusive of depreciation and amortization)	166.2	185.5	142.4
Major scheduled turnaround expenses	—	1.3	—
Depreciation and amortization	50.2	41.8	38.6
Gross profit	$204.2	$83.1	$249.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	166.2	186.8	142.4
Depreciation and amortization	50.2	41.8	38.6
Refining margin	$420.6	$311.7	$430.9

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.44	$11.11	$15.33
Gross profit	$7.01	$2.96	$8.89
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.71	$6.66	$5.06
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.59	$6.66	$5.00
Barrels sold (barrels per day)	81,429	76,878	77,976

	Year Ended December 31,
	2015		2014		2013
		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	79,370	95.6	76,041	96.2	58,329	73.0
Medium	402	0.5	800	1.0	18,698	23.4
Heavy sour	—	—	—	—	—	—
Total crude oil throughput	79,772	96.1	76,841	97.2	77,027	96.4
All other feedstocks and blendstocks	3,272	3.9	2,237	2.8	2,868	3.6
Total throughput	83,044	100.0	79,078	100.0	79,895	100.0
Production:
Gasoline	42,146	51.7	38,273	49.5	38,299	49.0
Distillate	32,817	40.2	31,258	40.4	31,736	40.6
Other (excluding internally produced fuel)	6,571	8.1	7,835	10.1	8,118	10.4
Total refining production (excluding internally produced fuel)	81,534	100.0	77,366	100.0	78,153	100.0

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales.  Net sales were $5,161.9 million for the year ended December 31, 2015, compared to $8,829.7 million for the year ended December 31, 2014. The decrease of $3,667.8 million was largely the result of significantly lower sales prices for our transportation fuels and by-products. Our average sales price per gallon for the year ended December 31, 2015 for gasoline of $1.61 and distillate of $1.62 decreased by approximately 36.4% and 42.3%, respectively, as compared to the year ended December 31, 2014. Overall sales volume decreased approximately 3.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Sales volumes for 2015 were impacted by decreased production as a result of the major scheduled turnaround completed at our Coffeyville refinery in the fourth quarter of 2015 and lower purchased product volumes for resale. Sales volumes for 2014 were impacted by reduced crude oil throughput and production as a result of our Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and the FCCU outage at our Wynnewood refinery during the fourth quarter of 2014.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	40.1	$67.52	$2,708.4	40.3	$106.21	$4,282.2	(0.2)	$(1,573.8)	$(1,552.1)	$(21.7)
Distillate	33.1	$68.01	$2,248.2	34.9	$118.09	$4,122.3	(1.8)	$(1,874.1)	$(1,656.4)	$(217.7)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $4,143.6 million for the year ended December 31, 2015, compared to $8,013.4 million for the year ended December 31, 2014. The decrease of $3,869.8 million was primarily the result of a decrease in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil cost was due to a decrease in crude oil throughput volume and crude oil prices. The WTI benchmark crude oil price decreased 47.5% from the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our average cost per barrel of crude oil consumed for the year ended December 31, 2015 was $47.86 compared to $92.57 for the year ended December 31, 2014, a decrease of approximately 48.3%. Our crude oil throughput volume decreased by approximately 1.8% for the year ended December 31, 2015 as compared to the equivalent period in 2014 due primarily to the major scheduled turnaround completed at our Coffeyville refinery in the fourth quarter of 2015. Sales volumes of refined fuels decreased by approximately 3.3% during the same period.

The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2015 and 2014, we had an unfavorable FIFO inventory impact of $60.3 million compared to an unfavorable FIFO inventory impact of $160.8 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of WTI from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 included a lower of cost or market write-down of $36.8 million, which was recorded in the fourth quarter of 2014 as a result of the significant decline in the market price of crude oil.

Refining margin per barrel of crude oil throughput increased to $14.45 for the year ended December 31, 2015 from $11.38 for the year ended December 31, 2014. Refining margin adjusted for FIFO impact was $15.31 per crude oil throughput barrel for the year ended December 31, 2015, as compared to $13.62 per crude oil throughput barrel for the year ended December 31, 2014. Gross profit per barrel increased to $6.20 for the year ended December 31, 2015, as compared to gross profit per barrel of $3.87 in the equivalent period in 2014. The increase in refining margin and gross profit per barrel was primarily due to the higher unfavorable FIFO impact in 2014 as result of the significant decline in the market price of crude oil.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $478.5 million for the year ended December 31, 2015, compared to direct operating expenses and major scheduled turnaround expenses of $416.0 million for the year ended December 31, 2014. The increase of $62.5 million was primarily the result of major scheduled turnaround activities performed at our Coffeyville refinery ($95.4 million), partially offset by decreases in repair and maintenance costs ($22.1 million) and energy and utility costs ($18.9 million). The decrease in repairs and maintenance costs was due to opportunity maintenance performed at our Coffeyville refinery during the shutdown following the isomerization fire in the third quarter of 2014 and during the FCCU outage at our Wynnewood refinery during the fourth quarter of 2014. The decrease in energy and utility costs was due to a 27.6% decrease in natural gas cost per unit and a 14.7% decrease in natural gas consumption. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2015 increased to $6.79 per barrel as compared to $5.80 per barrel for the year ended December 31, 2014. The increase in the direct operating expenses per barrel of crude oil throughput was primarily a function of higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $75.2 million for the year ended December 31, 2015, as compared to $70.6 million for the year ended December 31, 2014. The increase of $4.6 million over the comparable period was primarily the result of higher personnel costs and IT-related costs, partially offset by lower legal costs.

Operating Income.  Operating income was $361.7 million for the year ended December 31, 2015, as compared to operating income of $207.2 million for the year ended December 31, 2014. The increase of $154.5 million was the result of an increase in the refining margin ($202.0 million) and the flood insurance recovery ($27.3 million), partially offset by increases in direct operating expenses ($62.5 million), depreciation and amortization ($7.7 million) and selling, general and administrative expenses ($4.6 million).

Interest Expense.  Interest expense for the year ended December 31, 2015 was $42.6 million as compared to interest expense of $34.2 million for the year ended December 31, 2014. The increase of $8.4 million resulted primarily from lower capitalized interest for the year ended December 31, 2015 as compared to the year ended December 31, 2014, following the completion of several larger capital projects in late 2014.

Gain (Loss) on Derivatives, net.  For the year ended December 31, 2015, we recorded a $28.6 million net loss on derivatives compared to a $185.6 million net gain on derivatives for the year ended December 31, 2014. The change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Net Income.  For the year ended December 31, 2015, net income was $291.2 million as compared to net income of $358.7 million for the year ended December 31, 2014, a decrease of $67.5 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales.  Net sales were $8,829.7 million for the year ended December 31, 2014, compared to $8,683.5 million for the year ended December 31, 2013. The increase of $146.2 million was primarily the result of higher overall sales volumes largely offset by lower sales prices for gasoline and distillates. Overall sales volume increased 8.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Sales volumes for 2014 were impacted by reduced crude oil throughput and production as a result of our Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and the FCCU outage at our Wynnewood refinery during the fourth quarter of 2014. Sales volumes for 2013 were impacted by downtime associated with the FCCU outage at our Coffeyville refinery in the third quarter of 2013. Our average sales price per gallon for the year ended December 31, 2014 for gasoline of $2.53 and distillate of $2.81 each decreased by approximately 7.0% as compared to the year ended December 31, 2013.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the year ended December 31, 2014 compared to the year ended December 31, 2013:

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

Refining margin per barrel of crude oil throughput decreased to $11.38 for the year ended December 31, 2014 from $16.90 for the year ended December 31, 2013. Refining margin adjusted for FIFO impact was $13.62 per barrel of crude oil throughput for the year ended December 31, 2014, as compared to $16.59 per crude oil throughput barrel for the year ended December 31, 2013. Gross profit per barrel decreased to $3.87 for the year ended December 31, 2014, as compared to gross profit per barrel of $9.94 in the equivalent period in 2013. The decrease in refining margin and gross profit per barrel was primarily due to a decrease in sales prices of gasoline and distillate. Our average sales price for both gasoline and distillates declined approximately 7.0% for the year ended December 31, 2014 as compared to the same period last year.

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

Our liquidity was enhanced during the first quarter of 2013 by the proceeds from our Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses. Approximately $253.0 million of the net proceeds were used to redeem all of the then outstanding Old Second Lien Notes, $160.0 million was used to fund certain maintenance and environmental capital expenditures through 2014, $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery in the fourth quarter of 2012, $85.1 million was distributed to CRLLC and the remaining proceeds have been used for general corporate purposes. Prior to the closing of the Initial Public Offering, we distributed approximately $150.0 million of cash on hand to CRLLC.

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

Cash Balance and Other Liquidity

As of December 31, 2015, we had cash and cash equivalents of $187.3 million. Working capital at December 31, 2015 was $298.4 million, consisting of $629.9 million in current assets and $331.5 million in current liabilities. Working capital at December 31, 2014 was $504.5 million, consisting of $888.5 million in current assets and $384.0 million in current liabilities.

The senior secured asset-based revolving credit facility (the "Amended and Restated ABL Credit Facility") provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swing line loans and 90% of the total facility commitment for letters of credit. The intercompany credit facility provides us with borrowing availability of up to $250.0 million.

As of February 16, 2016, we had $262.1 million available under the Amended and Restated ABL Credit Facility and $218.5 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions. Additionally, as of February 16, 2016, we had cash and cash equivalents of approximately $210.9 million.

Borrowing Activities

2022 Notes.  On October 23, 2012, Refining LLC and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of the 2022 Notes. The net proceeds from the offering of the 2022 Notes were used to purchase all of the First Lien Secured Notes due 2015 through a tender offer and settled redemption in the fourth quarter of 2012.

The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2015, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

In the event of a "change of control," the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (i) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (ii) liquidation or dissolution of Refining LLC, or (iii) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the voting stock of Refining LLC.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of December 31, 2015, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2015.

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

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of December 31, 2015.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of December 31, 2015, we had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

Old Senior Secured Notes.  On April 6, 2010, CRLLC and Coffeyville Finance completed the private offering of $225.0 million aggregate principal amount of Old Second Lien Notes. On January 23, 2013, we used a portion of the proceeds from the Initial Public Offering to satisfy and discharge the indenture governing the Old Second Lien Notes and all have been redeemed.

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

The following table summarizes our total actual capital expenditures for 2015 and current estimated capital expenditures in 2016 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2015 Actual	2016 Estimate
	(in millions)
	(unaudited)
Coffeyville refinery:
Maintenance	$69.7	$60.0
Growth	73.2	50.0
Coffeyville refinery total capital excluding major scheduled turnaround expenses	142.9	110.0
Wynnewood refinery
Maintenance	25.6	40.0
Growth	6.4	6.0
Wynnewood refinery total capital excluding major scheduled turnaround expenses	32.0	46.0
Other Petroleum:
Maintenance	8.1	20.0
Growth	11.7	24.0
Other petroleum total capital excluding major scheduled turnaround expenses	19.8	44.0
Total capital spending excluding major scheduled turnaround expenses	$194.7	$200.0

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. The project will be financed by the expanded $250.0 million intercompany credit facility. As of December 31, 2015, the Partnership had incurred costs of approximately $77.7 million, excluding capitalized interest, for the hydrogen plant.

During 2015, we constructed two crude oil storage tanks in Cushing, Oklahoma which provide us with an additional 0.5 million barrels of crude storage capacity. The tanks became operational in October 2015. As of December 31, 2015, we had incurred costs of approximately $9.8 million, excluding capitalized interest, for the crude oil storage tanks. The total cost of this project, excluding capitalized interest, is expected to be approximately $11.0 million to $12.0 million.

Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$473.7	$715.8	$601.0
Investing activities	(194.7)	(191.2)	(204.4)
Financing activities	(461.9)	(434.2)	(269.9)
Net (decrease) increase in cash and cash equivalents	$(182.9)	$90.4	$126.7

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2015 were approximately $473.7 million. The positive cash flow from operating activities generated over this period was primarily driven by $291.2 million of net income and favorable impacts to trade working capital. Trade working capital for the year ended December 31, 2015 resulted in a net cash inflow of $66.1 million, which was attributable to decreases in inventory ($41.3 million) and accounts receivable ($41.1 million), partially offset by a decrease in accounts payable ($16.3 million). Each of the cash flow impacts in trade working capital was largely attributable to the crude oil pricing environment and significant decreases in sales prices for gasoline and distillates in 2015 as compared to 2014. Other working capital activities resulted in net cash outflow of $33.0 million, which was primarily related to a decrease in accrued expenses and other current liabilities ($45.9 million), partially offset by a decrease in prepaid expenses and other current assets ($12.9 million). The decrease in accrued expenses and other current liabilities was primarily attributable to a decrease in the biofuel blending obligation as a result of increased RINs purchases during the year ended December 31, 2015 to fulfill our requirements under the RFS. The decrease in prepaid expenses and other current assets was primarily attributable to the timing of payments associated with our crude oil intermediation agreement and a reduction in prepaid insurance.

Net cash flows provided by operating activities for the year ended December 31, 2014 were approximately $715.8 million. The positive cash flow from operating activities generated over this period was primarily driven by $358.7 million of net income and favorable impacts to trade working capital and other working capital. Trade working capital for the year ended December 31, 2014 resulted in a net cash inflow of $247.2 million, which was attributable to decreases in inventory ($200.3 million) and accounts receivable ($105.4 million), partially offset by a decrease in accounts payable ($58.5 million). Each of the cash flow impacts in trade working capital was largely attributable to the crude oil pricing environment and significant reduction in pricing during the fourth quarter of 2014. The favorable trade working capital impacts for inventory and accounts receivable resulted from higher product prices and crude oil prices at the end of 2013 as compared to the end of 2014. These favorable trade working capital impacts were partially offset by the decrease in accounts payable as a result of payables related to crude purchases based on higher crude oil prices at the end of 2013 as compared to the end of 2014. Other working capital activities resulted in net cash inflow of $40.5 million, which was primarily related to an increase in accrued expenses and other current liabilities ($36.6 million). The increase in accrued expenses and other current liabilities was primarily attributable to an increase in accruals related to the biofuel blending obligation as a result of higher RINs prices as of December 31, 2014 as compared to the prior year.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $194.7 million compared to $191.2 million for the year ended December 31, 2014. The increase in cash used in investing activities was the result of a $3.4 million increase in capital expenditures for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase primarily resulted from a $62.6 million increase in capital expenditures at the Coffeyville refinery and a $6.2 million increase in capital expenditures for other petroleum projects, largely offset by a $65.4 million decrease in capital expenditures at the Wynnewood refinery.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2015 was approximately $461.9 million. The net cash used in financing activities for the year ended December 31, 2015 was primarily attributable to distributions to our common unitholders of $460.5 million (including $322.3 million to affiliates).

Net cash used in financing activities for the year ended December 31, 2014 was approximately $434.2 million. The net cash used in financing activities for the year ended December 31, 2014 was primarily attributable to distributions to our common unitholders of $432.5 million (including $313.4 million to affiliates).

Net cash used in financing activities for the year ended December 31, 2013 was approximately $269.9 million. Net cash used in financing activities for the year ended December 31, 2013 was primarily attributable to payments to extinguish the Second Lien Notes of $243.4 million, distribution to affiliates of $235.1 million and distributions to our common unitholders of $476.7 million (including $378.7 million to affiliates), partially offset by proceeds from the initial public offering of $655.7 million.

As of and for the year ended December 31, 2015, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of December 31, 2015, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2015 relating to long-term debt outstanding, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2015 and thereafter.

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$531.5	$—	$—	$—	$31.5	$—	$500.0
Operating leases(2)	2.6	1.3	0.5	0.3	0.2	0.1	0.2
Capital lease obligations(3)	48.5	1.6	1.9	2.1	2.3	2.6	38.0
Unconditional purchase obligations(4)	1,316.6	128.8	118.8	119.1	118.6	106.1	725.2
Environmental liabilities(5)	3.7	2.0	0.5	0.5	0.1	0.1	0.5
Interest payments(6)	272.3	38.4	38.3	38.1	36.8	36.4	84.3
Total	$2,175.2	$172.1	$160.0	$160.1	$189.5	$145.3	$1,348.2
Other Commercial Commitments
Standby letters of credit(7)	$27.8	$—	$—	$—	$—	$—	$—

(1)	Consists of the 2022 Notes and borrowings outstanding on the intercompany credit facility as of December 31, 2015.

(2)	We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for two leases associated with pipelines and storage and terminal equipment at the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments related to our biofuels blending obligation and (c) approximately $781.5 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and Wynnewood, Oklahoma. We also are required to make payments with respect to other environmental liabilities, which are not contractual obligations but which would be necessary for our continued operations. See "Business — Environmental Matters."

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligation as of December 31, 2015.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.7 million in letters of credit to secure transportation services for crude oil and a $0.9 million letter of credit issued to guarantee a portion of our insurance policy.

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

Recent Accounting Pronouncements

Refer to Part II, Item 8, Note 2 ("Summary of Significant Accounting Policies"), of this Report for a discussion of recent accounting pronouncements applicable to us.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our consolidated audited financial statements included elsewhere in this Report. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our consolidated financial statements.

Long-Lived Assets

We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we estimate what we believe are their reasonable useful lives. We account for impairment of long-lived assets in accordance with Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets ("ASC 360"). In accordance with ASC 360, we review long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.

Allocation of Costs

Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy and its affiliates on our behalf. The allocation of such costs for certain general and administrative expenses and certain direct operating expenses is governed and billed in accordance with the services agreement entered into between us and CVR Energy on December 31, 2012. Our consolidated financial statements therefore include certain expenses incurred by our parent which may include, but are not necessarily limited to, the following:

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

Derivative Instruments and Fair Value of Financial Instruments

We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. We recorded net gains (losses) from derivative instruments of $(28.6) million, $185.6 million and $57.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation

We record share-based compensation related to the CVR Refining, LP Long-Term Incentive Plan, and we have been allocated share-based compensation expense from CVR Energy and CRLLC. We and CVR Energy account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Total share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $9.3 million, $8.0 million and $11.6 million, respectively.

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

From time to time, we also hold various NYMEX positions through a third-party clearing house. At December 31, 2015, we had no open commodity positions. At December 31, 2015, our account balance maintained at the third-party clearing house totaled approximately $7.5 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2015 resulted in gain (loss) on derivatives, net of approximately $3.2 million.

We enter into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, we may enter into price and basis swaps in order to fix the price on a portion of our commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2015 we had over-the-counter commodity swaps consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of our future distillate production from our two refineries. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $2.5 million. Additionally, at December 31, 2015, we had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of $1.4 million. The fair value of the outstanding contracts at December 31, 2015 was a net unrealized gain of $44.6 million, comprised of short-term unrealized gains and losses.

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
The General Partner of CVR Refining, LP

We have audited the accompanying consolidated balance sheets of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Refining, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR Refining GP, LLC
The Unitholders of CVR Refining, LP
The General Partner of CVR Refining, LP

We have audited the internal control over financial reporting of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
February 19, 2016

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$187.3	$370.2
Accounts receivable, net of allowance for doubtful accounts of $0.3, including $0.3 and $0.5 due from affiliates at December 31, 2015 and 2014, respectively	88.9	130.0
Inventories	252.5	293.8
Prepaid expenses and other current assets, including $2.0 and $4.1 due from affiliates at December 31, 2015 and 2014, respectively	101.2	94.5
Total current assets	629.9	888.5
Property, plant, and equipment, net of accumulated depreciation	1,549.5	1,487.1
Deferred financing costs, net	6.2	8.1
Other long-term assets	9.6	34.1
Total assets	$2,195.2	$2,417.8
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.6	$1.4
Accounts payable, including $5.4 and $8.9 due to affiliates at December 31, 2015 and 2014, respectively	254.3	269.9
Personnel accruals, including $4.0 and $1.6 due to affiliates at December 31, 2015 and 2014, respectively	21.7	18.6
Accrued taxes other than income taxes	22.1	24.7
Accrued expenses and other current liabilities, including $9.8 and $6.9 due to affiliates at December 31, 2015 and 2014, respectively	31.8	69.4
Total current liabilities	331.5	384.0
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at December 31, 2015 and 2014	578.4	580.0
Other long-term liabilities, including $0.8 and $1.0 due to affiliates at December 31, 2015 and 2014, respectively	3.9	3.7
Total long-term liabilities	582.3	583.7
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at December 31, 2015 and 2014	1,281.4	1,450.1
General partner interest	—	—
Total partners' capital	1,281.4	1,450.1
Total liabilities and partners' capital	$2,195.2	$2,417.8

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per unit data)
Net sales	$5,161.9	$8,829.7	$8,683.5
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	4,143.6	8,013.4	7,526.7
Direct operating expenses (exclusive of depreciation and amortization)	478.5	416.0	361.7
Flood insurance recovery	(27.3)	—	—
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75.2	70.6	77.8
Depreciation and amortization	130.2	122.5	114.3
Total operating costs and expenses	4,800.2	8,622.5	8,080.5
Operating income	361.7	207.2	603.0
Other income (expense):
Interest expense and other financing costs	(42.6)	(34.2)	(44.1)
Interest income	0.4	0.3	0.4
Gain (loss) on derivatives, net	(28.6)	185.6	57.1
Loss on extinguishment of debt	—	—	(26.1)
Other income (expense), net	0.3	(0.2)	0.1
Total other income (expense)	(70.5)	151.5	(12.6)
Income before income tax expense	291.2	358.7	590.4
Income tax expense	—	—	—
Net income	$291.2	$358.7	$590.4

Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)			$512.6
Net income per common unit - basic(1)	$1.97	$2.43	$3.47
Net income per common unit - diluted(1)	$1.97	$2.43	$3.47

Weighted average common units outstanding:
Basic	147.6	147.6	147.6
Diluted	147.6	147.6	147.6

(1)	Represents net income per common unit since closing the Partnership’s initial public offering on January 23, 2013. See Note 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital
	(in millions, except unit data)
Balance at December 31, 2012	—	$980.8	$—	$—	$980.8
Net income attributable to period from January 1, 2013 through January 22, 2013	—	77.8	—	—	77.8
Share-based compensation – affiliates attributable to the period from January 1, 2013 through January 22, 2013	—	0.8	—	—	0.8
Distributions to affiliates, net	—	(150.0)	—	—	(150.0)
Conversion of limited partner interest to common units and general partner interest	147,600,000	(909.4)	909.4	—	—
January issuance of common units to public, net of offering costs	—	—	653.6	—	653.6
Distributions to affiliates, net	—	—	(85.1)	—	(85.1)
May issuance of additional common units to public, net of offering costs	13,209,236	—	393.6	—	393.6
May redemption of common units from CVR Refining Holdings, LLC	(13,209,236)	—	(394.0)	—	(394.0)
Share-based compensation - Affiliates	—	—	8.7	—	8.7
Cash distributions to common unitholders - Affiliates	—	—	(378.7)	—	(378.7)
Cash distributions to common unitholders - Non-affiliates	—	—	(98.0)	—	(98.0)
Net income attributable to the period from January 23, 2013 through December 31, 2013	—	—	512.6	—	512.6
Balance at December 31, 2013	147,600,000	—	1,522.1	—	1,522.1
June issuance of additional common units to the public, net of offering costs	7,089,100	—	178.5	—	178.5
June redemption of common units from CVR Refining Holdings, LLC	(7,089,100)	—	(179.0)	—	(179.0)
Share-based compensation - Affiliates	—	—	2.3	—	2.3
Cash distributions to common unitholders - Affiliates	—	—	(313.4)	—	(313.4)
Cash distributions to common unitholders - Non-affiliates	—	—	(119.1)	—	(119.1)
Net income	—	—	358.7	—	358.7
Balance at December 31, 2014	147,600,000	—	1,450.1	—	1,450.1
Share-based compensation - Affiliates	—	—	0.6	—	0.6
Cash distributions to common unitholders - Affiliates	—	—	(322.3)	—	(322.3)
Cash distributions to common unitholders - Non-affiliates	—	—	(138.2)	—	(138.2)
Net income	—	—	291.2	—	291.2
Balance at December 31, 2015	147,600,000	$—	$1,281.4	$—	$1,281.4

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$291.2	$358.7	$590.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.2	122.5	114.3
Allowance for doubtful accounts	—	(0.5)	(1.1)
Amortization of deferred financing costs	1.9	1.9	1.9
Loss on disposition of assets	0.9	0.2	0.1
Loss on extinguishment of debt	—	—	26.1
Share-based compensation	9.3	8.0	11.6
(Gain) loss on derivatives, net	28.6	(185.6)	(57.1)
Current period settlements on derivative contracts	(26.0)	122.2	6.4
Changes in assets and liabilities:
Accounts receivable	41.1	105.4	(29.3)
Inventories	41.3	200.3	5.8
Prepaid expenses and other current assets	12.9	3.9	(47.8)
Other long-term assets	4.3	(0.6)	0.2
Accounts payable	(16.3)	(58.5)	(18.9)
Accrued expenses and other current liabilities	(45.9)	36.6	(1.0)
Other long-term liabilities	0.2	1.3	(0.6)
Net cash provided by operating activities	473.7	715.8	601.0
Cash flows from investing activities:
Capital expenditures	(194.7)	(191.3)	(204.5)
Proceeds from sale of assets	—	0.1	0.1
Net cash used in investing activities	(194.7)	(191.2)	(204.4)
Cash flows from financing activities:
Payments on senior secured notes	—	—	(243.4)
Payment of capital lease obligations	(1.4)	(1.2)	(1.1)
Payment of deferred financing costs	—	—	(0.4)
Revolving debt borrowings - affiliates	—	—	31.5
Proceeds from January 2013 issuance of common units, net of offering costs	—	—	655.7
Proceeds from May 2013 issuance of common units, net of offering costs	—	—	393.6
Redemption of common units from CVR Refining Holdings, LLC - May 2013	—	—	(394.0)
Proceeds from June 2014 issuance of common units, net of offering costs	—	178.5	—
Redemption of common units from CVR Refining Holdings, LLC - June 2014	—	(179.0)	—
Distributions to affiliates	—	—	(235.1)
Distributions to common unitholders - affiliates	(322.3)	(313.4)	(378.7)
Distributions to common unitholders - non-affiliates	(138.2)	(119.1)	(98.0)
Net cash used in financing activities	(461.9)	(434.2)	(269.9)
Net (decrease) increase in cash and cash equivalents	(182.9)	90.4	126.7
Cash and cash equivalents, beginning of period	370.2	279.8	153.1
Cash and cash equivalents, end of period	$187.3	$370.2	$279.8
Supplemental disclosures:
Cash paid for interest net of capitalized interest of $3.7, $9.4 and $3.2 for the years ended December 31, 2015, 2014 and 2013, respectively	$40.6	$32.4	$49.4
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$20.6	$19.9	$30.4
Change in accounts payable related to construction in progress additions	$0.7	$(10.5)	$(7.0)

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. As of December 31, 2015, Coffeyville Resources, LLC (referred to as "CRLLC") a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy"), owns 100% of the Partnership's non-economic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of December 31, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates own approximately 82% of CVR Energy.

In preparation for the initial public offering (the "Initial Public Offering") of CVR Refining, on December 31, 2012, CRLLC contributed all of its interests in the operating subsidiaries which constitute its petroleum refining and related logistics business, as well as Coffeyville Finance Inc. ("Coffeyville Finance"), a finance subsidiary formed to serve as a co-issuer of debt securities, to a newly-formed subsidiary, CVR Refining, LLC ("Refining LLC"). The operating subsidiaries that were contributed to Refining LLC include the following entities: Wynnewood Energy Company, LLC ("WEC"); Wynnewood Refining Company, LLC ("WRC"); Coffeyville Resources Refining & Marketing, LLC ("CRRM"); Coffeyville Resources Crude Transportation, LLC ("CRCT"); Coffeyville Resources Terminal, LLC ("CRT"); and Coffeyville Resources Pipeline, LLC ("CRP"). The entities that were contributed by CRLLC to Refining LLC in connection with the Initial Public Offering are referred to herein as the "Refining Subsidiaries." CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of CRLLC, contributed its 100% membership interest in Refining LLC to the Partnership on December 31, 2012. In connection with the closing of the Initial Public Offering, CVR Refining Holdings and its subsidiary were issued a designated number of common units of the Partnership, which represented approximately 81% of the Partnership's outstanding limited partner interests. CRLLC retained its other assets, including its ownership interests in CVR Partners, LP ("CVR Partners"), a NYSE traded manufacturer of nitrogen fertilizer, and its general partner.

The contribution of the refining subsidiaries as discussed above by CRLLC to Refining LLC was not considered a business combination accounted for under the purchase method as it was a transfer of assets under common control and, accordingly, balances were transferred at their historical cost.

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

The net proceeds to CVR Refining from the Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses, have been utilized as follows:

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

Prior to the closing of the Initial Public Offering, the Partnership distributed approximately $150.0 million of cash on hand to CRLLC. Immediately subsequent to the closing of the Initial Public Offering and through May 19, 2013, common units held by public security holders represented approximately 19% of all outstanding limited partner interests (this number includes the

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common units held by an affiliate of IEP, representing approximately 3% of all outstanding limited partner interests) and CVR Refining Holdings held common units approximating 81% of all outstanding limited partner interests.

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

CVR Refining utilized net proceeds of approximately $394.0 million from the Underwritten Offering (including net proceeds from the exercise of the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy. The Partnership did not receive any of the proceeds from the sale of common units by a CVR Energy subsidiary to AEPC.

Immediately following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests.

Second Underwritten Offering

On June 30, 2014, the Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Partnership paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. CVR Refining utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Immediately subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of all outstanding limited partner interests, and CVR Refining Holdings held approximately 67% of all outstanding limited partner interests.

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

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2015, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership's general partner, CVR Refining GP, LLC ("CVR Refining GP"), which holds a non-economic general partner interest.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CVR Energy Transaction Agreement

On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with an affiliate of IEP. Pursuant to the Transaction Agreement, IEP's affiliate offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock. On May 7, 2012, IEP's affiliate announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2015, IEP and its affiliates owned approximately 82% of the outstanding shares of CVR Energy common stock.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Partnership consolidated financial statements include the accounts of CVR Refining and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Per unit data for the year ended December 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

Cash and Cash Equivalents

The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2015 and 2014 was $22.0 million and $18.9 million, respectively.

Accounts Receivable, net

CVR Refining grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Refining determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Refining, and the condition of the general economy and the industry as a whole. CVR Refining writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2015, one customer individually represented greater than 10% of the total net accounts receivable balance. At December 31, 2014, no customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2015 and 2014 was approximately 10% and 9%, respectively, of the net accounts receivable balance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments for crude oil deliveries to the Partnership's refineries for which title had not transferred, non-trade accounts receivable, current portions of prepaid insurance, deferred financing costs, derivative agreements and other general current assets.

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

Leasehold improvements are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs associated with debt issuances are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Additionally, any underwriting and original issue discount and premium related to debt issuances are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to the Partnership's Amended and Restated ABL Credit Facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of the facility.

Planned Major Maintenance Costs

The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. The required frequency of planned major maintenance activities varies by unit for the refineries, but generally is every four to five years. Costs associated with these turnaround activities were included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2015 and 2014, the Partnership incurred the following major scheduled turnaround expenses. No major scheduled turnaround expenses were incurred for the year ended December 31, 2013.

	Year Ended December 31,
	2015	2014
	(in millions)
Coffeyville refinery(1)	$102.2	$5.5
Wynnewood refinery(2)	—	1.3
Total major scheduled turnaround expenses	$102.2	$6.8

(1)
The Coffeyville refinery completed the first phase of its current major scheduled turnaround in mid-November 2015. The second phase is scheduled to begin in late February 2016. During the outage at the Coffeyville refinery as discussed in Note 6 ("Insurance Claims"), the Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred turnaround expenses for the year ended December 31, 2014.

(2)
During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery, the Partnership accelerated certain planned turnaround activities previously scheduled for 2016 and incurred turnaround expenses for the year ended December 31, 2014. The next turnaround for the Wynnewood refinery is scheduled to occur in the spring of 2017.

Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers (“RINs”) and freight and distribution expenses. Cost of product sold excluded depreciation and amortization of approximately $6.1 million, $5.9 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 3 ("Share-Based Compensation"). Direct operating expenses excluded depreciation and amortization of approximately $121.9 million, $115.0 million and $109.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 3 ("Share-Based Compensation"). Selling, general and administrative expenses excluded depreciation and amortization of approximately $2.2 million, $1.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

CVR Refining is treated as a partnership for U.S. federal income tax purposes. The income tax liability of the common unitholders is not reflected in the consolidated financial statements of the Partnership. Generally, each common unitholder is required to take into account its respective share of CVR Refining's income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the State of Texas.

Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, taxes based on income like the Texas franchise tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. As of December 31, 2015 and 2014, the Partnership has no material tax balances associated with the Texas franchise tax.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting

The Partnership accounts for segment reporting in accordance with ASC Topic 280, Segment Reporting, which established standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Refining only operates one segment and all of its operations are located in the United States.

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

Non-monetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in operating expenses on the Consolidated Statements of Operations.

The Partnership also engages in trading activities, whereby the Partnership enters into agreements to purchase and sell refined products with third parties. The Partnership acts as a principal in these transactions, taking title to the products in purchases from counterparties, and accepting the risks and rewards of ownership. The Partnership records revenue for the gross amount of the sales transactions, and records costs of purchases as an operating expense in the accompanying consolidated financial statements.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).

Derivative Instruments and Fair Value of Financial Instruments

The Partnership uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. See Note 13 ("Derivative Financial Instruments") for further discussion.

Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 7 ("Long-Term Debt") for further discussion of the fair value of the debt instruments.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

The Partnership has recorded share-based compensation expense related to the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP") and has been allocated share-based compensation expense from CVR Energy and CRLLC. The Partnership and CVR Energy account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Allocation of Costs

CVR Energy and its subsidiaries provide a variety of services to CVR Refining, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy and CRLLC on behalf of CVR Refining. These amounts incurred by CVR Energy are then billed or allocated to CVR Refining and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed and billed in accordance with the services agreement entered into between the Partnership and CVR Energy on December 31, 2012. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs which are specifically incurred on behalf of CVR Refining are billed directly to CVR Refining. See Note 14 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.

Subsequent Events

The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of certain debt issuance costs on the Consolidated Balance Sheets.

(3) Share-Based Compensation

Certain employees of CVR Refining and employees of CVR Energy and its subsidiaries who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B, "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity," and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy.

The Partnership has been allocated share-based compensation expense for restricted stock units, performance units and incentive units from CVR Energy. The Partnership is not responsible for payment of cash related to any restricted stock units allocated to the Partnership by CVR Energy; however, the Partnership is responsible for payment of cash on both the performance units and incentive units. For restricted stock units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on its behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) and a corresponding increase or decrease to partners' capital, as the costs are incurred on the Partnership's behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in the Partnership's case, through the vesting period. For performance units and incentive units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on its behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to accrued expenses and other current liabilities.

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2015, only restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CVR Refining. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. The change of control and related Transaction Agreement discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business") triggered a modification to outstanding awards

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the CVR Energy LTIP converting the awards to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. The CCPs expired on August 19, 2013. Restricted shares that vested in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards were settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. The awards were remeasured at each subsequent reporting date until they vested.

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers that vested over one year. The award granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, was canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of the CVR Energy's common stock, plus (ii) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards are remeasured each subsequent reporting date until they vest.

As of December 31, 2015, total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights and the weighted average period over which it will be recognized were nominal. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. Total compensation expense recorded for the years ended December 31, 2015, 2014 and 2013 was approximately $0.6 million, $2.2 million and $9.5 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2015, 2014 and 2013 have been reflected as an increase to partners' capital.

Performance Unit Awards

In December 2013, CVR Energy entered into performance unit award agreements (the "2013 Performance Unit Award Agreements") with Mr. Lipinski. Certain of the 2013 Performance Unit Awards Agreements were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through December 31, 2014, the end of the performance period for the related performance awards. Compensation cost for these awards was recognized over the substantive service period. Total compensation expense recorded for the years ended December 31, 2014 and 2013 related to the performance unit awards was approximately $1.9 million and $2.1 million, respectively. The Partnership was responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.

The Partnership reimbursed CVR Energy approximately $3.4 million for its allocated portion of the performance unit award payment during 2014. As of December 31, 2014, the Partnership had a liability of $0.7 million recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets for the final vested and unreimbursed 2013 Performance Unit Awards, which was paid in the first quarter of 2015.

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2015, there was approximately $1.8 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 1.0 year.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2015, there was approximately $6.3 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of December 31, 2015, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the years ended December 31, 2015 and 2014 related to the incentive unit awards was $3.8 million and $1.5 million, respectively. Total compensation expense for the year ended December 31, 2013 related to the incentive units was not material. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of December 31, 2015 and 2014, the Partnership had a liability of $1.8 million and $0.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2015 and 2014, the Partnership reimbursed CVR Energy $2.4 million and $1.0 million for its allocated portion of the incentive unit award payments.

Long-Term Incentive Plan — CVR Refining

In connection with the Initial Public Offering, on January 16, 2013, the board of directors of the general partner of the Partnership adopted the CVR Refining LTIP. Individuals who are eligible to receive awards under the CVR Refining LTIP include (i) employees of the Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner and (iv) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As the phantom unit awards discussed below are cash-settled awards, they did not reduce the number of common units available for issuance under the plan. On August 14, 2013, the Partnership filed a Form S-8 to register the common units.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at January 16, 2013	—	$—	$—
Granted	187,177	21.55
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	187,177	$21.55	$4.2
Granted	281,948	17.74
Vested	(61,002)	21.55
Forfeited	(4,176)	21.55
Non-vested at December 31, 2014	403,947	$18.89	$6.8
Granted	302,319	20.40
Vested	(136,531)	19.26
Forfeited	(58,144)	18.87
Non-vested at December 31, 2015	511,591	$19.68	$9.7

As of December 31, 2015, there was approximately $8.3 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.7 years. Total compensation expense recorded for the years ended December 31, 2015 and 2014 related to the awards under the CVR Refining LTIP was $4.6 million and $2.4 million, respectively. Total compensation expense recorded for the year ended December 31, 2013 was not material. As of December 31, 2015 and 2014, the Partnership had a liability of $2.3 million and $1.0 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2015 and 2014, the Partnership paid cash of $3.3 million and $1.4 million to settle liability-classified phantom unit awards and associated distribution equivalent rights upon vesting.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the years ended December 31, 2015 and 2014 and the liability related to the SARs as of December 31, 2015 and 2014 were not material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories

Inventories consisted of the following:

	December 31,
	2015	2014
	(in millions)
Finished goods	$104.7	$163.5
Raw materials and precious metals	72.6	78.8
In-process inventories	35.7	20.6
Parts and supplies	39.5	30.9
	$252.5	$293.8

Due to the crude pricing environment and subsequent reduction in sales prices for refined products at the end of 2014, the Partnership recorded a lower of FIFO cost or market inventory adjustment of approximately $36.8 million as of December 31, 2014. The inventory adjustment is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

(5) Property, Plant and Equipment

A summary of costs for property, plant and equipment is as follows:

	December 31,
	2015	2014
	(in millions)
Land and improvements	$28.7	$27.7
Buildings	47.8	45.4
Machinery and equipment	2,142.2	2,015.5
Automotive equipment	23.9	21.2
Furniture and fixtures	8.2	8.4
Leasehold improvements	0.8	0.8
Construction in progress	116.8	61.2
	2,368.4	2,180.2
Accumulated depreciation	818.9	693.1
Total property, plant and equipment, net	$1,549.5	$1,487.1

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2015, 2014 and 2013 totaled approximately $3.7 million, $9.4 million and $3.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2015 and 2014. Amortization of assets held under capital leases is included in depreciation expense.

(6) Insurance Claims

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Partnership is covered by property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. The Partnership anticipates amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. As of December 31, 2015 and 2014, the Partnership had an insurance receivable related to the incident of approximately $1.2 million and $1.3 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

During the outage at the Coffeyville refinery as discussed above, the Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014.

(7) Long-Term Debt

Long-term debt was as follows:

	December 31,
	2015	2014
	(in millions)
6.5% Second Lien Senior Secured Notes, due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	48.5	49.9
Total debt	580.0	581.4
Current portion of capital lease obligations	(1.6)	(1.4)
Long-term debt, net of current portion	$578.4	$580.0

Old Senior Secured Notes

On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance, completed a private offering of $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Old Second Lien Notes"). As the Old Second Lien Notes were incurred for the benefit of the operations of CVR Refining, all the debt and associated costs were allocated to CVR Refining.

The Old Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the issuers. On January 23, 2013, $253.0 million of the proceeds from the Initial Public Offering were utilized to satisfy and discharge the indenture governing the Old Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Old Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Old Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the year ended December 31, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

2022 Senior Notes

On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the then outstanding Old Second Lien Notes, subject to exceptions, until such time that the then outstanding Old Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. Accordingly, the 2022 Notes are no longer secured. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the Second Lien Notes,

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, CVR Partners and Coffeyville Nitrogen Fertilizers, LLC ("CRNF") are not guarantors.

The net proceeds from the offering of the 2022 Notes were used to purchase all of the then outstanding First Lien Secured Notes due 2015 through a tender offer and settled redemption in the fourth quarter of 2012.

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2015, the Partnership was in compliance with the covenants contained in the 2022 Notes.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million as of both December 31, 2015 and 2014 related to the 2022 Notes. At December 31, 2015, the estimated fair value of the 2022 Notes was approximately $485.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. Under the Amended and Restated ABL Credit Facility, the Partnership assumed CRLLC's position as borrower and CRLLC's obligations under the facility upon closing of the Initial Public Offering on January 23, 2013, as further discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business").

The Amended and Restated ABL Credit Facility is a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2015.

In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $2.1 million for the year ended December 31, 2012, which are being deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. Additionally, in accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $2.8 million of unamortized deferred financing costs associated with the prior ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL credit facility.

As of December 31, 2015, the Partnership had availability under the Amended and Restated ABL Credit Facility of $290.1 million and had letters of credit outstanding of approximately $27.8 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2015.

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

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of December 31, 2015.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of December 31, 2015, the Partnership had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility. Accrued interest payable included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2015 and 2014 is not material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs

For the years ended December 31, 2015, 2014 and 2013, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1.9 million, $1.9 million and $2.0 million, respectively.

Estimated amortization of deferred financing costs is as follows:

Year Ending December 31,	Deferred Financing
(in millions)
2016	$1.9
2017	1.8
2018	0.9
2019	0.9
2020	0.9
Thereafter	1.7
$8.1

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 166 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 165 months remaining and will expire in September 2029. As of December 31, 2015, the outstanding obligation associated with these arrangements totaled approximately $48.5 million, of which $46.9 million is included in long-term liabilities and $1.6 million is included in current liabilities in the Consolidated Balance Sheets.

Future payments required under capital lease at December 31, 2015 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2016	$6.4
2017	6.5
2018	6.5
2019	6.5
2020	6.5
2021 and thereafter	57.2
Total future payments	89.6
Less: amount representing interest	41.1
Present value of future minimum payments	48.5
Less: current portion	1.6
Long-term portion	$46.9

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at December 31, 2015:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At December 31, 2015, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

The following is a summary of cash distributions paid to the Partnership's unitholders during the years ended December 31, 2015 and 2014 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$38.2	$78.5	$101.2	$104.4	$322.3
Amounts paid to non-affiliates	16.4	33.7	43.4	44.7	138.2
Total amount paid	$54.6	$112.2	$144.6	$149.1	$460.5
Per common unit	$0.37	$0.76	$0.98	$1.01	$3.12
Common units outstanding	147.6	147.6	147.6	147.6

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$49.8	$108.6	$99.2	$55.8	$313.4
Amounts paid to non-affiliates	16.6	36.1	42.5	23.9	119.1
Total amount paid	$66.4	$144.7	$141.7	$79.7	$432.5
Per common unit	$0.45	$0.98	$0.96	$0.54	$2.93
Common units outstanding	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the years ended December 31, 2015, 2014 or 2013 as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013(1)
	(in millions, except per unit data)
Net income	$291.2	$358.7	$512.6
Net income per common unit, basic	$1.97	$2.43	$3.47
Net income per common unit, diluted	$1.97	$2.43	$3.47
Weighted-average common units outstanding, basic	147.6	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6	147.6

(1)	Reflective of net income and net income per common unit from the closing of the Initial Public Offering on January 23, 2013 to December 31, 2013.

(10) Benefit Plans

A subsidiary of CVR Energy sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the "Plans"), in which employees of the general partner, CVR Refining and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Partnership provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Contributions for the represented plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans provide for a three-year vesting schedule for the Partnership's matching contributions and contain a provision to count service with predecessor organizations. The Partnership's contributions under the Plans for employees of CVR Refining were approximately $5.2 million, $4.7 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2016	$1.3	$128.8
2017	0.5	118.8
2018	0.3	119.1
2019	0.2	118.6
2020	0.1	106.1
Thereafter	0.2	725.2
	$2.6	$1,316.6

(1)
This amount includes approximately $781.5 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the years ended December 31, 2015, 2014 and 2013, lease expense totaled approximately $1.7 million, $2.5 million and $3.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the years ended December 31, 2015, 2014 and 2013, total expense of $125.0 million, $121.5 million and $117.1 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2016.

Litigation

From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The parties also reached an agreement to settle DOJ's claims related to the alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2015, CRRM continued to implement the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. The Court issued summary judgment opinions that eliminated the majority of the insurance defendants' reservations and defenses. CRRM has received $25.0 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment of the primary pollution liability policy limit. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31.3 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27.3 million were recorded as a flood insurance recovery in the Consolidated Statements of Operations for the year ended December 31, 2015. The remaining $4.0 million of settlement proceeds reduced CVR Refining's $4.0 million receivable related to this matter, which had been included in other assets on the Consolidated Balance Sheets as of December 31, 2014.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CRRM, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of petroleum and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that the Partnership's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of wastewater conveyance. As of December 31, 2015 and 2014, environmental accruals of approximately $3.6 million and $1.1 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order, for which approximately $2.0 million and $0.2 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2015 and 2014, respectively. The accruals include estimated closure and post-closure costs of approximately $0.4 million and $0.9 million for two landfills at December 31, 2015 and 2014, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2016	$2.0
2017	0.5
2018	0.5
2019	0.1
2020	0.1
Thereafter	0.5
Undiscounted total	3.7
Less amounts representing interest at 1.87%	0.1
Accrued environmental liabilities at December 31, 2015	$3.6

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost of approximately $48.3 million and $89.0 million, excluding capitalized interest, by CRRM and WRC, respectively.

Tier 3 Motor Vehicle Emission and Fuel Standards

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status; therefore, its compliance deadline is January 1, 2020. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its transportation fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

The cost of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.

On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit.

The cost of RINs for the years ended December 31, 2015, 2014 and 2013 was approximately $123.9 million, $127.2 million and $180.5 million, respectively. As of December 31, 2015 and 2014, CVR Refining's biofuel blending obligation was approximately $9.5 million and $52.3 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.

Coffeyville Second Consent Decree

In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide ("SO2"), nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $44.0 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a several year timeframe.

CRRM has entered into an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM will be permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. In consideration for the EPA and KDHE's agreement to permit CRRM to use alternative controls, CRRM will pay higher stipulated penalties if it fails to meet the SO2 limits and, if it elects to install the original controls, will have to take additional steps to avoid negative impacts to the Verdigris River associated with the original controls. The modification has been signed by CRRM, the EPA and KDHE, and on February 10, 2016, the modification was lodged with the United States District Court for the District of Kansas. The modification is subject to public notice and comment and, ultimately, approval by the court.

Wynnewood Clean Air Act Compliance

WRC entered into a Consent Order with ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the refinery by the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.

RCRA Compliance Matters

In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan to be approved by ODEQ. CVR Refining does not anticipate that the costs of complying with the Consent Order will be material.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2015, 2014 and 2013, capital expenditures were approximately $34.7 million, $100.5 million and $111.3 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

Wynnewood Refinery Incident

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. CVR Refining has completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CVR Refining and CVR Energy in Fort Bend County, Texas. The companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.

(12) Fair Value Measurements

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$44.7	$—	$44.7
Total Assets	$—	$44.7	$—	$44.7
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(2.7)	—	(2.7)
Total Liabilities	$—	$(2.8)	$—	$(2.8)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$25.0	$—	$25.0
Other long-term assets (derivative agreements)	—	22.3	—	22.3
Total Assets	$—	$47.3	$—	$47.3
Other current liabilities (biofuel blending obligation)	—	(49.6)	—	(49.6)
Total Liabilities	$—	$(49.6)	$—	$(49.6)

As of December 31, 2015 and 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the debt issuances is disclosed in Note 7 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2015.

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current period settlements on derivative contracts	$(26.0)	$122.2	$6.4
Gain (loss) on derivatives, net	(28.6)	185.6	57.1

CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.

CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of December 31, 2015 or 2014. For the years ended December 31, 2015, 2014 and 2013, CVR Refining recognized net gains of $3.2 million and $0.3 million and a net loss of $2.9 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015 and 2014, CVR Refining had open commodity hedging instruments consisting of 2.5 million and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2015 was a net unrealized gain of $44.6 million, of which $44.7 million is included in current assets and $0.1 million is included in other current liabilities. The fair value of the outstanding contracts at December 31, 2014 was a net unrealized gain of $47.3 million, of which $25.0 million is included in current assets and $22.3 million is included in other long-term assets. For the years ended December 31, 2015, 2014 and 2013, the Partnership recognized a net loss of $36.4 million and net gains of $187.4 million and $60.1 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2015, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2015 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2015
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$44.8	$(0.1)	$44.7	$—	$44.7
Total	$44.8	$(0.1)	$44.7	$—	$44.7

	As of December 31, 2015
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively in the Consolidated Balance Sheets as follows:

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

(14) Related Party Transactions

CVR Refining and CRRM are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary CRNF) that govern the business relationships among each party. The agreements are described as in effect at December 31, 2015. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable and prepaid expenses and other current assets on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, personnel accruals, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining's Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRRM is party to a feedstock and shared services agreement with CRNF, under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the year ended December 31, 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0.6 million. For the years ended December 31, 2015, 2014 and 2013, CVR Refining also recognized $11.8 million, $10.1 million and $11.4 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At December 31, 2015 and 2014, there were approximately $0.5 million and $1.3 million, respectively, of payables included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the years ended December 31, 2014 and 2013, were approximately $1.0 million and $0.5 million, respectively, and were nominal for the year ended December 31, 2015. No amounts were paid by CRNF to CRRM for any of the years presented.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the years ended December 31, 2015, 2014 and 2013 CRRM recognized a nominal amount of direct operating expenses generated from the purchase of tail gas from CRNF.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At December 31, 2014, an asset of approximately $0.1 million was included in other current assets. Additionally, at December 31, 2015 and 2014, a liability of approximately $0.2 million was included in other current liabilities and approximately $0.8 million and $1.0 million, respectively, was included in other non-current liabilities in the Consolidated Balance Sheets.

The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

At both December 31, 2015 and 2014, payables of approximately $0.2 million were included in accounts payable on the Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases. At December 31, 2015 and 2014, receivables of approximately $0.7 million and $1.1 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for urea ammonium nitrate ("UAN") (the "UAN-based price") or a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost ("netback price") of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

CRNF pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. Amounts payable under the feedstock and shared services agreements can be offset with any amount receivable for pet coke.

The agreement has an initial term of 20 years, ending in 2027, and will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $6.8 million, $8.7 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Receivables of approximately $0.3 million and $0.5 million related to the coke supply agreement were included in accounts receivable on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The term of the agreement is for at least 20 years, ending in 2027, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net amounts incurred under the services agreement for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$18.1	$21.3	$25.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	53.2	50.8	62.1
Total	$71.3	$72.1	$87.3

At December 31, 2015 and 2014, payables and liabilities of $13.9 million and $13.6 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the years ended December 31, 2015, 2014 and 2013 approximately $9.1 million, $6.0 million and $0.3 million were incurred under the partnership agreement, respectively.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. On October 29, 2014,

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Partnership entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

As of December 31, 2015, the Partnership had borrowings of $31.5 million outstanding. For the years ended December 31, 2015, 2014 and 2013, the Partnership paid $1.0 million, $1.0 million and $0.1 million of interest to CRLLC. See Note 7 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

International Truck Purchase

During the year ended December 31, 2013, the Partnership purchased seven trucks from a subsidiary of Navistar International Corporation for approximately $0.8 million.

(15) Major Customers and Suppliers

Sales to major customers were as follows:

	Year Ended December 31,
	2015	2014	2013
Customer A	14%	13%	12%

CRRM obtained crude oil from one third-party supplier under a long-term supply agreement during 2015, 2014 and 2013. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2015	2014	2013
Supplier A	61%	67%	69%

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial data for December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$1,304.4	$1,547.5	$1,361.6	$948.3
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,056.1	1,180.9	1,063.7	842.8
Direct operating expenses (exclusive of depreciation and amortization)	87.0	90.3	112.6	188.7
Flood insurance recovery	—	(27.3)	—	—
Selling, general and administrative (exclusive of depreciation and amortization)	18.1	18.6	18.2	20.2
Depreciation and amortization	34.0	34.2	29.9	32.1
Total operating costs and expenses	1,195.2	1,296.7	1,224.4	1,083.8
Operating income (loss)	109.2	250.8	137.2	(135.5)
Other income (expense):
Interest expense and other financing costs	(11.3)	(10.4)	(10.4)	(10.5)
Interest income	0.1	0.1	0.1	0.1
Gain (loss) on derivatives, net	(51.4)	(12.6)	11.8	23.6
Other income (expense), net	0.1	(0.1)	0.2	0.1
Total other income (expense)	(62.5)	(23.0)	1.7	13.3
Income (loss) before income tax expense	46.7	227.8	138.9	(122.2)
Income tax expense	—	—	—	—
Net income (loss)	$46.7	$227.8	$138.9	$(122.2)

Net income (loss) per common unit - basic	$0.32	$1.54	$0.94	$(0.83)
Net income (loss) per common unit - diluted	$0.32	$1.54	$0.94	$(0.83)

Weighted-average common units outstanding:
Basic	147.6	147.6	147.6	147.6
Diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Factors Impacting the Comparability of Quarterly Results of Operations

As discussed in Note 2 ("Summary of Significant Accounting Policies"), the Coffeyville refinery completed the first phase of its current major scheduled turnaround in mid-November 2015 at a total cost of approximately $101.5 million. Additionally, the Coffeyville refinery incurred approximately $0.7 million in turnaround costs related to the second phase scheduled to begin in late February 2016. In total, the Coffeyville refinery incurred $102.2 million of major scheduled turnaround expenses for the year ended December 31, 2015, of which approximately $1.7 million, $15.6 million and $84.9 million were incurred in the second, third and fourth quarters of 2015, respectively. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

As discussed in Note 11 ("Commitments and Contingencies"), CRRM received an insurance recovery from its environmental insurance carriers in the second quarter of 2015 as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007.

As discussed in Note 6 ("Insurance Claims"), the fire at the Coffeyville refinery's isomerization unit adversely impacted production of refined products in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the year ended December 31, 2014 were approximately $6.3 million and are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

During the fourth quarter of 2014, the FCCU at the Wynnewood refinery was offline for approximately 16 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at the Wynnewood refinery was significantly reduced during the fourth quarter of 2014. Additionally, the Partnership incurred approximately $8.5 million in costs to repair the FCCU for the year ended December 31, 2014. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

As discussed in Note 4 ("Inventories"), the Partnership recorded a lower of FIFO cost or market inventory adjustment of approximately $36.8 million during the fourth quarter of 2014, which is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2015, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

The board of directors of our general partner initially consisted of 10 directors in 2015, but currently consists of nine directors, three of whom at all times the board has affirmatively determined are independent in accordance with the rules of the NYSE (Glenn R. Zander, Jon R. Whitney and Kenneth Shea). The board of directors of our general partner met five times in 2015. All of the directors who served during 2015 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board. Effective September 25, 2015, Andrew Roberto resigned from the board of directors of our general partner.

The board of directors of our general partner has established an audit committee. The audit committee consists of Glenn R. Zander (chairman), Jon R. Whitney and Kenneth Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to (i) appoint, terminate, retain, compensate and oversee the work of the independent registered public accounting firm, (ii) pre-approve all audit, review and attest services and permitted non-audit services provided by the independent registered public accounting firm, (iii) oversee the performance of the Partnership's internal audit function, (iv) evaluate the qualifications, performance and independence of the independent registered public accounting firm, (v) review external and internal audit reports and management's responses thereto, (vi) oversee the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, (vii) review the Partnership's annual and quarterly financial statements, including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in periodic reports filed with the SEC, (viii) oversee the receipt, investigation, resolution and retention of all complaints submitted under the whistleblower policy, and (ix) otherwise comply with its responsibilities and duties as stated in its audit committee charter. The board of directors of our general partner has determined that Glenn R. Zander qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE. The audit committee met six times in 2015.

In addition, the board of directors of our general partner established a conflicts committee consisting entirely of independent directors. The conflicts committee consists of Glenn R. Zander, Jon R. Whitney and Kenneth Shea. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee did not meet in 2015.

The board of directors of our general partner has also established a compensation committee. During 2015, the compensation committee was initially comprised of Andrew Roberto (chairman) and Andrew Langham. Mr. Roberto resigned from the board of directors of our general partner on September 25, 2015. The compensation committee currently consists of Andrew Langham (chairman) and Courtney Mather. The compensation committee (i) establishes policies and periodically determines matters involving executive compensation, (ii) grants or recommends the grant of equity awards under the CVR Refining LTIP, (iii) provides counsel regarding key personnel selection, (iv) may elect to retain independent compensation consultants, (v) recommends to the board of directors the structure of non-employee director compensation and (vi) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met two times in 2015.

The board of directors of our general partner has created an environmental, health and safety committee. During 2015, the environmental, health and safety committee initially consisted of Jon R. Whitney (chairman) and Andrew Roberto. Mr. Roberto resigned from the board of directors of our general partner on September 25, 2015. The environmental, health and safety committee currently consists of Jon R. Whitney (chairman) and Courtney Mather. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee did not meet in 2015.

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

Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2015, three of our nine directors were independent, and eight of our nine directors were non-management. Our independent directors met during two executive sessions in 2015. Mr. Zander (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2015. In the absence of further action, Mr. Icahn will preside over the executive session held by our non-management directors.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee of our general partner during 2015 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 16, 2016) of the executive officers and directors of our general partner.

Certain of the executive officers of our general partner are also executive officers of CVR Energy and CVR Partners' general partner, and are providing their services to our general partner and us pursuant to the services agreement among us, CVR Energy and our general partner. The executive officers listed below divide their working time between the management of CVR Energy, CVR Partners and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2015 are as follows: John J. Lipinski (49%), Susan M. Ball (53%), Martin J. Power (95%), John R. Walter (48%), Robert W. Haugen (90%) and David L. Landreth (100%).

Effective September 25, 2015, Andrew Roberto resigned from the board of directors of our general partner.

Name	Age	Position With Our General Partner
John J. Lipinski	64	Chief Executive Officer and President, Director
Susan M. Ball	52	Chief Financial Officer and Treasurer
John R. Walter	39	Senior Vice President, General Counsel and Secretary
Robert W. Haugen	57	Executive Vice President, Refining Operations
David L. Landreth	59	Senior Vice President, Economics and Planning
Martin J. Power	60	Chief Commercial Officer
Carl C. Icahn	80	Director
SungHwan Cho	41	Director
Andrew Langham	42	Director
Courtney Mather	39	Director
Louis J. Pastor	31	Director
Kenneth Shea	57	Director
Jon R. Whitney	71	Director
Glenn R. Zander	69	Director

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

John R. Walter has served as senior vice president, general counsel and secretary of CVR Energy, Inc. and each of the general partners of CVR Refining, LP and CVR Partners, LP since January 2015. He has served as vice president, associate general counsel since January 2011, assistant secretary since May 2011 and associate general counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Leonard Street LLP in Kansas City Missouri from 2006 to 2008, and was an associate at Seigfreid, Bingham, Levy, Selzer & Gee, P.C. in Kansas City, Missouri from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

Robert W. Haugen has served as executive vice president, refining operations of our general partner since our inception in September 2012. Mr. Haugen joined CVR Energy on June 24, 2005 and has served as executive vice president, refining operations at CVR Energy since September 2006. He previously served as executive vice president — engineering & construction at CRLLC since June 24, 2005. Mr. Haugen brings more than 30 years of experience in the refining, petrochemical and nitrogen fertilizer business to CVR Energy. Prior to joining us, Mr. Haugen was a managing director and Partner of Prudentia Energy, an advisory and management firm focused on mid-stream/downstream energy sectors, from January 2004 to June 2005. On leave from Prudentia, he served as the Senior Oil Consultant to the Iraqi Reconstruction Management Office for the U.S. Department of State. Prior to joining Prudentia Energy, Mr. Haugen served in numerous engineering, operations, marketing and management positions at the Howell Corporation and at the Coastal Corporation. Upon the merger of Coastal and El Paso in 2001, Mr. Haugen was named Vice President and General Manager for the Coastal Corpus Christi Refinery and later held the positions of Vice President of Chemicals and Vice President of Engineering and Construction. Mr. Haugen received a Bachelor of Science degree in Chemical Engineering from the University of Texas.

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

Martin J. Power serves as chief commercial officer for our general partner, as well as chief commercial officer for CVR Energy. Mr. Power has more than 35 years of experience in the areas of crude oil and petroleum products related to trading, marketing, logistics and business development. Before joining CVR Energy, he served as manager of business development and as a trading manager at Koch Supply & Trading, LP. Previous to Koch, Mr. Power was co-founder and president of Riverway Petroleum Partners, LLC, a petroleum products trading and logistics company. Prior to Riverway Petroleum Partners, Mr. Power spent much of his career in senior management roles for major petroleum companies. He served as managing director of light products and managing director of crude oil for El Paso Merchant Energy; vice president of trading, vice president of foreign crude and senior vice president of light products for Coastal States Trading; and as a senior trader for BP North America Petroleum and BP Oil Supply. Mr. Power holds a Bachelor of Science in Business Administration - Accounting from Nichols College and serves on its Board of Trustees.

Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion). Mr. Icahn has been: chairman of the board of CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; chairman of the board of CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since June 2012; chairman of the board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; and President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003. Mr. Icahn was previously: director of Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, from December 2007 to May 2015, and the non-executive chairman of the board of Federal-Mogul from January 2008 to May 2015; chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, from 1994 to July 2014; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2004 to November 2013; a director of WestPoint Home LLC, a home textiles manufacturer, from October 2005 until December 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010. Mr. Icahn received his B.A. from Princeton University. Mr. Icahn brings to his role as director his significant business experience and leadership role as director in various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014); WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Ferrous Resources Limited, American Railcar Leasing, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho’s deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

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

Jon R. Whitney has been a member of the board of directors of our general partner since January 2013. Mr. Whitney was a member of the board of directors of CVR Partners' general partner from June 2011 until his resignation in January 2013. He previously worked at Colorado Interstate Gas Company (CIG), a natural gas transmission company, from 1968 until 2001. He served as President and Chief Executive Officer of CIG from 1990 until it merged with El Paso Corporation in 2001. After leaving CIG, he served as Co-Chairman of the Board for TransLink, an independent electric power system operator, was a member of Peak Energy Ventures, LLC, a natural gas consulting company, and served on the boards of directors of Storm Cat Energy Corporation, Patina Oil and Gas Corporation (prior to its merger with Noble Energy in 2005), American Oil and Gas Corporation (prior to its merger with Hess Corporation in 2010), Bear Cub Energy, Bear Paw Energy and Bear Tracker Energy. He also held committee positions with the Interstate Natural Gas Association of America and the American Gas Association. He is currently a director of 3 Bear Energy LLC, a private company in the midstream energy business. We believe Mr. Whitney's experience in the natural gas industry and as a director to multiple companies in the energy space is an asset to our board.

Kenneth Shea has been a member of the board of directors of our general partner since January 2013. Mr. Shea is a Senior Managing Director of Guggenheim Securities, LLC, an investment banking firm. Prior to joining Guggenheim Securities in September 2014, Mr. Shea served as President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York based privately-held developer of resort destinations, luxury hotels and casino gaming facilities. Prior to joining Coastal in September 2009, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. (a diversified holding company controlled by Carl Icahn that is engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) through which Mr. Icahn manages various private investment funds, including Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. At Icahn Capital, Mr. Shea had responsibility for all principal investments in the gaming and leisure industries. Prior to serving at Icahn Capital, Mr. Shea was employed by Bear, Stearns & Co., Inc., from 1996 to 2008, where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. At Bear, Stearns, Mr. Shea oversaw the execution of various complex capital raising and merger & acquisition transactions for a wide variety of public and private companies. Mr. Shea currently serves on the board of directors of Equity Commonwealth, a commercial office real estate investment trust, and Hydra Industries Acquisition Corp., a special purpose acquisition company. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia's Darden School. Based upon his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets, we believe that Mr. Shea has the requisite skills to serve as a member of our board.

Courtney Mather has served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, since April 2014. Mr. Mather is responsible for identifying, analyzing, and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Mather was Managing Director at Goldman Sachs & Co, where he served in various investment roles from 1998 to 2012. He was a director of the Loan Syndications and Trading Association (LSTA), an organization that develops market policies with firms transacting in debt, in 2011. Mr. Mather has been a director of: Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since October 2015; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; Viskase Companies Inc., a meat casing company, since June 2015; Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2015; American Railcar Industries, Inc., a railcar manufacturing company, since July 2014; CVR Refining, LP, an independent downstream energy limited partnership, since May 2014; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2014. Ferrous Resources Limited, American Railcar Industries, CVR Refining, CVR Energy, Federal-Mogul and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Freeport-McMoRan through the ownership of securities. Mr. Mather received a B.A. from Rutgers College and attended the United States Naval Academy. We believe Mr. Mather's strong financial background and experience will be an asset to our board.

Andrew Langham has been General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since January 2015. From 2005 to January 2015, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since October 2015; CVR Partners LP, a nitrogen fertilizer company, since September 2015; CVR Refining, LP, an independent downstream energy limited partnership, since September 2014; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since September 2014. CVR Partners, CVR Refining and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Freeport-McMoRan through the ownership of securities. Mr. Langham received a B.A. in 1995 from Whitman College, and a J.D. from the University of Washington in 2000. Based on Mr. Langham's extensive corporate and public company experience, we believe that Mr. Langham has the requisite set of skills to serve as a member of our board.

Louis J. Pastor has been Deputy General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since December 2015. From May 2013 to December 2015, Mr. Pastor was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Pastor was an Associate at Simpson Thacher & Bartlett LLP, where he advised corporate, private equity and investment banking clients on a wide array of corporate finance transactions, business combination transactions and other general corporate matters. Mr. Pastor has been a director of: Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2015; and CVR Refining, LP, an independent downstream energy limited partnership, since September 2014. Mr. Pastor has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Each of CVR Refining, Federal-Mogul and ACF Industries is indirectly controlled by Carl C. Icahn. Mr. Pastor received a B.A. in 2006 from The Ohio State University and a J.D. in 2009 from the University of Pennsylvania. Based on Mr. Pastor's strong finance and corporate experience, we believe that Mr. Pastor has the requisite set of skills to serve as a member of our board.

The directors of our general partner hold office until the earlier of their death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2015. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2015, except as follows: two Form 4s, covering four transactions total, were filed late for Carl C. Icahn.

Corporate Governance Guidelines and Codes of Ethics

Our Corporate Governance Guidelines, as well as our Code of Ethics, which applies to all of our directors, officers and employees, and our Senior Officer Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions, are available free of charge on our website at www.cvrrefining.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics by posting such information on our website or by filing a Form 8-K with the SEC.

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

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2015 are as follows: John J. Lipinski (49%); Susan M. Ball (53%); Robert W. Haugen (90%); Martin J. Power (95%) and David L. Landreth (100%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its subsidiaries (including CVR Partners).

During 2015, Mr. Lipinski, Ms. Ball, and Messrs. Haugen and Power were employed and paid by CVR Energy. Their compensation was determined by CVR Energy. Mr. Landreth is employed by our general partner and his compensation is determined by our general partner. In addition, during 2015 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below.

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

•
We, our general partner and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to certain share-based compensation awarded by CVR Energy prior to December 2013. We also pay our allocated portion of performance units and incentive units issued by CVR Energy during and after December 2013 to those personnel providing services to the Partnership via the services agreement.

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

With the exception of Mr. Landreth, (who is employed by and whose compensation is determined by, our general partner), during 2015 our named executive officers received all of their compensation and benefits for services performed for our business from CVR Energy, which compensation was set by CVR Energy. Although following the Initial Public Offering we bear an allocated portion of CVR Energy's costs of providing compensation and benefits (excluding certain share-based compensation) to the named executive officers, we have no control over such costs and do not establish or direct the compensation policies or practices of CVR Energy. We maintain the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"), which was adopted on January 16, 2013 in connection with the Initial Public Offering. Aside from Mr. Landreth and the CVR Refining LTIP, neither we nor our general partner anticipate setting the compensation for the named executive officers or adopting any compensation or benefits arrangements in the near future. Rather, it is anticipated that the executive officers of our general partner (other than Mr. Landreth) will continue to have their compensation set by CVR Energy and will participate in CVR Energy's benefit plans and programs (with the exception of the CVR Refining LTIP, pursuant to which they may receive awards in the future).

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

As discussed above, 2015 compensation for Mr. Lipinski, Ms. Ball and Messrs. Haugen and Power was set by CVR Energy, while the 2015 compensation for Mr. Landreth was set by CVR Refining. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Refining's compensation programs and the second focuses on CVR Energy's compensation programs.

CVR Refining's Compensation Programs

The following discussion relates to the 2015 compensation of the named executive officer who was an employee of our general partner through December 31, 2015, Mr. Landreth. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Landreth. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.

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

Elements of Compensation Program

For 2015, the three primary components of CVR Refining's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officer is also provided with benefits that are generally available to CVR Refining's salaried employees.

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

Longnecker was engaged by CVR Refining on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels in our industry, to generally assess the level of compensation increases from 2014 to 2015 and 2016 and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Energy's and CVR Refining's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Refining's peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

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

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for Mr. Landreth in 2015 in conjunction with his responsibilities and expectations for 2016. They concluded their review in November 2015, and set the base salary for Mr. Landreth of $272,500 as of January 1, 2016. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officer's positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

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

Information about total cash compensation paid by members of CVR Refining's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2015, the target bonus for David L. Landreth was 80%. This target percentage was the result of individual negotiations between the named executive officer and CVR Refining, and was in correlation with the findings and recommendations by Longnecker based upon review of CVR Refining's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Refining's management.

Mr. Landreth had the opportunity to earn a bonus in respect of 2015 performance pursuant to the CVR Energy Inc. Performance Incentive Plan (the "CVR Energy PIP"). The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Mr. Landreth’s annual bonus is evaluated based on these metrics and approved by our compensation committee. In addition, Mr. Haugen’s annual bonus (at a target of 120%) and Mr. Power's annual bonus (at a target of 108%) are also evaluated based on these metrics due to the substantial amount of their time that is devoted to CVR Refining; provided their annual bonuses are approved by the compensation committee of CVR Energy. The payment of annual bonuses for the 2015 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively for Mr. Landreth and Mr. Power and 30%, 45%, and 25% of the annual bonus, respectively for Mr. Haugen. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Refining's overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.

The 2015 financial measure was adjusted EBITDA for the refining business, which was derived from refining earnings before interest, taxes, depreciation and amortization, and adjusted for total non-cash share-based compensation expense, loss on extinguishment of debt, turnaround expenses, gain/loss on derivatives and board directed actions.

The 2015 operational measures included the following: petroleum reliability for the Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day; production for crude transportation, measured by gathered crude barrels per day.

The 2015 safety measures included the following: OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); EH&S severity statistics (based upon EH&S severity and inclusive of petroleum, fertilizer and crude transportation); air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); tier 1 process safety events (based upon API process safety events and inclusive of petroleum and fertilizer operations); tier 2 process safety events (based upon API process safety events and inclusive of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).

The table below reflects: (i) the financial, operational and safety measures used to determine 2015 bonuses for Messrs. Haugen, Power and Landreth; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2015 bonus determined based on each such measure. Messrs. Haugen, Power, and Landreth could have received 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2015 Performance Measure	2015 Performance Goals Threshold/Target/Maximum	2015 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA — Petroleum business	Threshold: $244.0 million Target: $348.0 million Maximum: $522.0 million	$602.0 million	30% of bonus for Messrs. Haugen, Power and Landreth
Petroleum reliability measures	Threshold: 171,000 bpd Target: 180,000 bpd Maximum: 189,000 bpd	193,077 bpd	35% of bonus for Mr. Haugen; 40% of bonus for Mr. Landreth; 30% of bonus for Mr. Power
Crude transportation production measure	Threshold: 59,000 bpd Target: 62,250 bpd Maximum: 65,000 bpd	68,743 bpd	10% of bonus for Messrs. Haugen and Landreth; 20% of bonus for Mr. Power
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	14.25%	10% of bonus for Messrs. Haugen, Landreth and Power
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.75%	5% of bonus for Messrs. Haugen and Power
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.50%	10% of bonus for Mr. Landreth
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	7.50%	5% of bonus for Mr. Haugen
Crude Transportation Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.5%	5% of bonus for Mr. Haugen and Mr. Power

As a result of these levels of performance, Messrs. Haugen and Power earned approximately 145.50%, of their respective target annual bonuses, and Mr. Landreth earned approximately 145.75% of his target annual bonus.

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

CVR Refining established the CVR Refining LTIP in January 2013 in connection with the completion of its initial public offering. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Refining LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2015, Mr. Landreth received phantom unit awards pursuant to the CVR Refining LTIP.

Perquisites.  The total value of all perquisites and personal benefits provided by CVR Refining to each of its named executive officers in 2015 was less than $10,000.

CVR Energy's Compensation Programs

The following discussion relates to the 2015 compensation of the named executive officers who are employed by CVR Energy. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Messrs. Haugen and Power. In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.

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

Elements of Compensation Program

For 2015, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.

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

Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels in our industry, to generally assess the level of compensation increases from 2014 to 2015 and 2016 and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

Base Salary.  Each of the named executive officers has an employment agreement with CVR Energy that sets forth their initial base salaries; provided, Ms. Ball's employment agreement expired December 31, 2015 (although she continues to be employed by CVR Energy). Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (a) strategically meet business challenges, (b) achieve financial results, (c) promote legal and ethical compliance, (d) lead their own business or business team for which they are responsible and (e) diligently and effectively respond to immediate needs of the volatile industry and business environment.

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

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2015 in conjunction with their responsibilities and expectations for 2016. They concluded their review in November 2015, and set the following base salaries for the named executive officers as of January 1, 2016: $1,000,000 for Mr. Lipinski (which is not a change from his 2015 salary); $425,000 for Ms. Ball; $365,000 for Mr. Haugen; and $330,000 for Mr. Power. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

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

Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2015, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (110%), Robert W. Haugen (120%) and Martin J. Power (108%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.

Each named executive officer had the opportunity to earn bonuses in respect of 2015 pursuant to the CVR Energy PIP. The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Messrs. Haugen and Power's annual bonuses are evaluated based on these metrics (and approved by our compensation committee) due to the substantial amount of their time that is devoted to CVR Refining. These metrics and the annual bonus earned by Messrs. Haugen and Power are described above in "Annual Bonus" under “CVR Refining’s Compensation Programs”. The payment of annual bonuses for the 2015 performance year will depend on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively, for Ms. Ball. The payment of Mr. Lipinski's annual bonus for the 2015 performance year will depend on the achievement of operational and safety measures which comprised 80% and 20% of his annual bonus, respectively. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2015 financial measure was consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for certain non-cash share-based compensation expense, first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, and board-directed actions.

The 2015 operational measures include the following: petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day; crude transportation production, measured by gathered barrels per day; and fertilizer reliability for the fertilizer plant, measured by adjusted equivalent tons of UAN production.

The 2015 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and the aggregated EH&S results pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and fertilizer); consolidated OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and fertilizer); consolidated EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and fertilizer); consolidated air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon API process safety events of petroleum and fertilizer operations); and consolidated tier 2 process safety events (based upon API process safety events of petroleum and fertilizer operations).

The table below reflects: (i) the financial, operational and safety measures used to determine 2015 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2015 bonus that will be determined based on each such measure. The executives may receive 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2015 Performance Measure	2015 Performance Goals Threshold/Target/Maximum	2015 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $297.0 million Target: $421.0 million Maximum: $615.0 million	$729.3 million	30% of bonus for Ms. Ball
Petroleum Reliability Measures	Threshold: 171,000 bpd Target: 180,000 bpd Maximum: 189,000 bpd	193,077 bpd	50% of bonus for Mr. Lipinski; 30% of bonus for Ms. Ball
Crude Transportation Production Measures	Threshold: 59,000 gathered bpd Target: 65,250 gathered bpd Maximum: 65,000 gathered bpd	68,743 bpd	15% of bonus for Mr. Lipinski; 5% of bonus for Ms. Ball
Fertilizer Reliability Measures	Threshold: 915,000 tons Target: 963,000 tons Maximum: 990,000 tons	1,041,594 tons	15% of bonus for Mr. Lipinski and Ms. Ball
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	14.25%	10% of bonus for Mr. Lipinski and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.75%	5% of bonus for Mr. Lipinski and Ms. Ball
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of nitrogen payout levels Target: 5% of nitrogen payout levels Maximum: 7.5% of nitrogen payout levels	7.5%	5% of bonus for Mr. Lipinski and Ms. Ball

As a result of these levels of performance, Mr. Lipinski and Ms. Ball earned approximately 147.50% of their respective target bonuses.

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

CVR Energy established a long term incentive plan in October 2007 (the "CVR Energy LTIP") in connection with its initial public offering. In addition, CVR Energy has historically issued incentive units outside of the CVR Energy LTIP, but based on the equity of CVR Refining and otherwise consistent with the terms of the CVR Energy LTIP. The compensation committee may elect to make grants of restricted stock, options, restricted stock units or other equity-based grants under the CVR Energy LTIP, or make grants of incentive units, in each case, in its discretion or may recommend grants to the Board for its approval, as determined by the committee in its discretion.

Perquisites.  CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2015 was less than $10,000.

Other Forms of Compensation.  Each of the named executive officers has, and Ms. Ball previously had, provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.

Compensation Committee Report

The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee
Andrew Langham (Chairman)
Courtney Mather

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2015, 2014 and 2013 (except as otherwise designated below). In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers by CVR Energy is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John J. Lipinski,	2015	1,000,000	—	7,187,500	32,214	8,219,714
Chief Executive Officer and	2014	1,000,000	—	2,894,000	30,604	3,924,604
President	2013	950,000	2,889,236	9,442,250	29,933	13,311,419
Susan M. Ball,	2015	415,000	945,003	673,338	18,703	2,052,044
Chief Financial Officer and	2014	390,000	930,002	451,464	18,230	1,789,696
Treasurer	2013	360,000	896,838	468,720	17,629	1,743,187
Robert W. Haugen,	2015	350,000	645,005	611,100	22,877	1,628,982
Executive Vice President,	2014	325,000	615,010	445,926	21,985	1,407,921
Refining Operations	2013	315,000	548,083	463,277	22,141	1,348,501
Martin J. Power,	2015	325,000	650,012	510,705	18,078	1,503,795
Chief Commercial Officer	2014	27,603	2,038,671	—	—	2,066,274
David L. Landreth	2015	265,000	460,002	308,990	21,202	1,055,194
Senior Vice President,	2014	245,000	450,010	224,106	20,440	939,556
Economics and Planning	2013	235,000	403,481	244,776	7,451	890,708
_______________________________________

(1)
For 2015, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Messrs. Haugen and Power by CVR Energy in December 2015, and for phantom units granted to Mr. Landreth by CVR Refining in December 2015, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement. For 2014, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Messrs. Haugen and Power by CVR Energy in December 2014, notional units granted to Mr. Power effective as of December 2014 by CVR Refining, and phantom units granted to Mr. Landreth by CVR Refining in December 2014, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement. For 2013, the above table reflects the aggregate grant date fair value for certain performance units granted in December 2013 to Mr. Lipinski, for incentive units granted to Ms. Ball and Mr. Haugen by CVR Energy in December 2013, and for phantom units granted to Mr. Landreth by CVR Refining in December 2013, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement.

(2)
Amounts in this column for 2015, 2014 and 2013 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during those years, paid in 2016, 2015, and 2014 respectively. For Mr. Lipinski, the amounts for 2015 and 2013 also reflect the aggregate grant date fair value for certain performance units granted in December 2015 and December 2013, respectively, that are valued based on a performance factor that is tied to certain operational performance metrics.

(3)
Amounts in this column for 2015 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $15,900 for Messrs. Lipinski, Haugen, Power and Landreth and Ms. Ball; (b) $12,750 for Mr. Lipinski, $1,841 for Ms. Ball, $5,506 for Mr. Haugen and $4,258 for Mr. Landreth in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $3,564 for Mr. Lipinski, $962 for

Ms. Ball, $1,471 for Mr. Haugen, $2,178 for Mr. Power and $1,045 for Mr. Landreth in taxable value (inclusive of associated premiums) provided by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

As described in more detail in the Compensation Discussion and Analysis, during 2015 our named executive officers were employed by CVR Energy and dedicated only a portion of their time to our business in 2015, except for Mr. Landreth who is employed by our general partner and dedicated 100% of his time to the business. The following 2015 cash compensation paid to the named executive officers who are employed by CVR Energy was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2015:

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
John J. Lipinski	490,000	—	3,521,875	15,785
Susan M. Ball	219,950	500,852	356,869	9,912
Robert W. Haugen	315,000	580,505	549,990	20,590
Martin J. Power	308,750	617,511	485,170	17,174
_______________________________________

Grants of Plan-Based Awards

The following table sets forth information regarding amounts that could have been earned under the CVR Energy PIP, CVR Energy LTIP and CVR Refining LTIP with respect to the 2015 year, as well as certain incentive unit awards made to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(2)
John J. Lipinski	—	1,250,000	2,500,000	3,750,000	—	—
	12/31/2015	2,450,000	3,500,000	3,850,000	—	—
Susan M. Ball	—	228,250	456,500	684,750	—	—
	12/18/2015	—	—	—	46,233	945,003
Robert W. Haugen	—	210,000	420,000	630,000	—	—
	12/18/2015	—	—	—	31,556	645,005
Martin J. Power	—	175,500	351,000	526,500	—	—
	12/18/2015	—	—	—	31,801	650,012
David L. Landreth	—	106,000	212,000	318,000	—	—
	12/18/2015	—	—	—	22,505	460,002
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Energy PIP in respect of 2015 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2015 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lipinski, amounts also reflect amounts that could be earned under certain performance units issued in December 2015 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain incentive unit awards to Ms. Ball and Messrs. Haugen and Power by CVR Energy during 2015, and phantom unit awards to Mr. Landreth under the CVR Refining LTIP during 2015, in each case, computed in accordance with FASB ASC Topic 718.

Employment Agreements

John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011, January 1, 2014 and January 1, 2016. The agreement has a two year term continuing through December 31, 2017, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days' notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2016. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary for 2016, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lipinski is eligible to receive annually (commencing December 31, 2015) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $3.5 million. The material terms of the performance units are described below. Mr. Lipinski is also eligible to receive an incentive payment of $5 million if (i) CVR Energy (or a subsidiary thereof) obtains an equity or management interest in a logistics master limited partnership (a “Logistics MLP”) in a transaction approved by CVR Energy’s (or such subsidiary’s) Board of Directors, provided such Logistics MLP results from an initial public offering, spin transaction, acquisition or joint venture, and (ii) such Logistics MLP is trading on a national securities exchange on or prior to December 31, 2017. Payment of the incentive payment is conditioned upon (x) the foregoing performance objectives being achieved, and (y) Mr. Lipinski remaining employed with CVR Energy through December 31, 2017 (unless, if an employment termination occurs earlier than December 31, 2017, such termination (A) occurs after achievement of such performance objectives and (B) is carried out by CVR Energy without cause or by Mr. Lipinski for good reason (as such terms are defined in the employment agreement)). The employment agreement provides that any such incentive payment will be the obligation of the Logistics MLP and not of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009, and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of chief financial officer and treasurer, and amended again on December 31, 2013. Ms. Ball receives an annual base salary of $425,000 effective as of January 1, 2016. Ms. Ball is also eligible to receive a performance-based annual cash bonus with a target payment equal to 120% of her annual base salary for 2016, to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments." The agreement expired pursuant to its terms on December 31, 2015.

Robert W. Haugen. On July 12, 2005, CRLLC entered into an employment agreements with Mr. Haugen, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. The agreement was amended and restated effective January 1, 2010 and on January 1, 2011, and amended on December 31, 2013 and December 18, 2014. The agreement with Mr. Haugen has a term extending through December 31, 2017, unless otherwise terminated earlier by CVR Energy or Mr. Haugen. The employment agreement provides Mr. Haugen is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salary in effect for Mr. Haugen effective as of January 1, 2016 was $365,000 and the target annual bonus percentage for Mr. Haugen is 120%. Mr. Haugen is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Haugen to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during their employment and for one year following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Martin J. Power. Effective December 1, 2014, CVR Energy entered into an employment agreement with Mr. Power. The agreement with Mr. Power has a term extending through December 31, 2017, unless otherwise terminated earlier by CVR Energy or Mr. Power. The employment agreement provides Mr. Power is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salary in effect for Mr. Power effective as of January 1, 2016 was $330,000 and the target annual bonus percentage for Mr. Power is 115%. Mr. Power is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Power to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, and also includes covenants relating to non-solicitation and non-competition during his employment and for a period of one year and six months, respectively, following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

David L. Landreth. Mr. Landreth does not have an employment agreement. The annual salary in effect for Mr. Landreth effective January 1, 2016 was $272,500 and the target annual bonus percentage for Mr. Landreth is 85%. Mr. Landreth is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Refining LTIP that were held by certain of the named executive officers as of December 31, 2015, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Option Awards		Stock Awards
Name	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Susan M. Ball	—	—	13,216	(2)	330,136
	—	—	34,949	(3)	770,625
	—	—	46,233	(4)	875,191
Robert W. Haugen	—	—	8,076	(2)	201,738
	—	—	23,112	(3)	509,620
	—	—	31,556	(4)	597,355
Martin J. Power	227,927	23.39		(8)	885,716
	—	—	26,464	(3)	583,531
	—	—	31,801	(4)	601,993
David L. Landreth	—	—	6,241	(5)	155,900
	—	—	16,911	(6)	372,888
	—	—	22,505	(7)	426,020
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 31, 2015, which: (i) for purposes of the incentive units described in footnote (2) and the phantom units described in footnote (5) below, was $24.98 (the closing price of $18.93 plus $6.05 in accrued distributions); (ii) for purposes of the incentive units described in footnote (3) and the phantom units described in footnote (6) below was $22.05 (the closing price of $18.93 plus $3.12 in accrued distributions); and (iii) for purposes of the incentive units described in footnote (4) and the phantom units described in footnote (7) below was $18.93. For purposes of the incentive units described in footnote (8) below, this column represents the fair value of the outstanding units estimated using the Black-Scholes option-pricing model.

(2)
The incentive units reflected were issued on December 31, 2013. The remaining unvested units are scheduled to vest on December 31, 2016, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(3)
The incentive units reflected were issued on December 26, 2014 and are scheduled to vest in one-half annual increments on December 26, 2016 and 2017, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(4)
The incentive units reflected were issued on December 18, 2015 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(5)
The phantom units reflected were issued on December 27, 2013. The remaining unvested units are scheduled to vest on December 27, 2016, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(6)
The phantom units reflected were issued on December 26, 2014 and are scheduled to vest in one-half annual increments on December 26, 2016 and 2017, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(7)
The phantom units reflected were issued on December 18, 2015 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(8)
The notional units reflected were issued effective as of December 1, 2014 in the form of stock appreciation rights and are scheduled to vest on December 1, 2017, provided the executive continues to serve as an employee of CVR Refining or one of its affiliates on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

Equity Awards Vested During Fiscal Year 2015

This table reflects the portion of phantom units granted pursuant to the CVR Refining LTIP as well as incentive awards made by CVR Energy and for which, the Partnership will share in the expense, that became vested during 2015.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Susan M. Ball	13,216	357,889	(1)
	17,475	399,129	(2)
Robert W. Haugen	8,077	218,725	(1)
	11,556	263,939	(2)
Martin J. Power	13,232	302,219	(2)
David L. Landreth	6,241	169,006	(3)
	8,456	193,135	(4)

_______________________________________

(1)
For incentive units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $6.05 per unit.

(2)
For incentive units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $3.12 per unit.

(3)
For phantom units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $6.05 per unit.

(4)
For phantom units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $3.12 per unit.

Reimbursement of Expenses of Our General Partner

Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — "Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For services provided during the year ending December 31, 2015, the total amount paid or payable to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $79.8 million.

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

Change-in-Control and Termination Payments

Under the terms of the named executive officers' employment agreements with CVR Energy, they may be entitled to severance and other benefits from CVR Energy following the termination of their employment with CVR Energy. Mr. Landreth does not have an employment agreement with our general partner and is not entitled to any severance and other benefits from our general partner following the termination of his employment. The amounts of potential post-employment payments and benefits in the narrative and table below with respect to Mr. Lipinski, Ms. Ball and Messrs. Haugen and Power assume the triggering event took place on December 31, 2015, are based on salaries as of December 31, 2015, assume the payment of bonuses at 100% of target, and for purposes of retirement, assumes the individual is eligible for retirement. Pursuant to the services agreement that we entered into with CVR Energy in connection with the Initial Public Offering, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which excludes all of the named executive officers employed by CVR Energy.

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

Susan M. Ball.    If the employment of Ms. Ball had terminated on December 31, 2015 either by CVR Energy without cause and other than for disability or by Ms. Ball for good reason (as such terms are defined in her employment agreement), then Ms. Ball would have been entitled, in addition to any Accrued Amounts, to receive as severance (i) salary continuation for the lesser of 12 months or the remainder of the term of her employment agreement (the "Severance Period"), (ii) a pro-rata bonus for the year in which termination occurs, based on actual results and (iii) the continuation of Welfare Benefits during the Severance Period at active-employee rates or until such time as she becomes eligible for such benefits from a subsequent employer. In addition, if Ms. Ball's employment would have been terminated either by CVR Energy without cause and other than for disability or by Ms. Ball for good reason (as these terms are defined in her employment agreement) within one year following a change in control (as defined in her employment agreement) or in specified circumstances prior to and in connection with a change in control, she would have been entitled to receive monthly payments equal to 1/12 of her target bonus for the year of termination during the Severance Period. Upon a termination of Ms. Ball's employment upon retirement after reaching age 65, in addition to any Accrued Amounts, she will receive (i) a pro-rata bonus for the year in which termination occurs, based on actual results and (ii) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as she becomes eligible for such benefits from a subsequent employer.

In the event that Ms. Ball would have been eligible to receive continuation of Welfare Benefits at active-employee rates but was not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy would have used reasonable efforts to obtain individual insurance policies providing her with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage could not be obtained, CVR Energy would have paid Ms. Ball on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.

As a condition to receiving these severance payments and benefits, Ms. Ball would have been required to (i) execute, deliver and not revoke a general release of claims and (ii) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to Ms. Ball would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions would be cut back only if that reduction would be more beneficial to Ms. Ball on an after-tax basis than if there were no reduction. Ms. Ball would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by Ms. Ball voluntarily without good reason and not by reason of retirement, death or disability. The agreement required Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure. The agreement also included a covenant relating to non-solicitation and non-competition during her employment term and for one year following the end of the term.

Robert W. Haugen.  If the employment of Mr. Haugen is terminated either by CVR Energy without cause and other than for disability or by Mr. Haugen for good reason (as such terms are defined in his employment agreement), then he is entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for the lesser of 12 months or the remainder of the term of his employment agreement (the "Severance Period"), (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits during the Severance Period at active-employee rates or until such time as he becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Haugen's employment is terminated either by CVR Energy without cause and other than for disability or by him for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, he is also entitled to receive monthly payments equal to 1/12 of his target bonus for the year of termination during the Severance Period. Upon a termination of his employment upon retirement after reaching age 65, in addition to any Accrued Amounts, he will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as he becomes eligible for such benefits from a subsequent employer.

In the event that Mr. Haugen is eligible to receive continuation of Welfare Benefits at active-employee rates but is not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing him with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay Mr. Haugen on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had he continued participation in its plans.

As a condition to receiving these severance payments and benefits, Mr. Haugen must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to Mr. Haugen would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to him on an after-tax basis than if there were no reduction. Mr. Haugen would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason and not by reason of retirement, death or disability. The agreement requires Mr. Haugen to abide by a perpetual restrictive covenant relating to non-disclosure. The agreement also includes a covenant relating to non-solicitation and non-competition during his employment terms and for one year following the end of the term.

Martin J. Power.   If the employment of Mr. Power is terminated either by CVR Energy without cause and other than for disability or by Mr. Power for good reason (as such terms are defined in his employment agreement), then Mr. Power is entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for the lesser of six months or the remainder of the term of the agreement, (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) subject to his timely election, and the availability thereof, continuation coverage under our general partner's group health plan as provided under Part 6 of Title I of the Employment Retirement Income Security Act of 1974 (as amended) and Section 4980B of the Internal Revenue Code of 1986 (as amended) (collectively, “COBRA”) for the applicable continuation period under COBRA.

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

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	3,500,000	3,500,000	2,500,000	3,500,000	6,000,000	—	—	16,760	16,760	16,760
Susan M. Ball	—	—	456,500	456,500	456,500	—	—	6,098	—	—
Robert W. Haugen	—	—	420,000	770,000	1,190,000	—	—	14,846	7,423	7,423
Martin J. Power	—	—	—	513,500	513,500	—	—	—	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.

The employment agreement for Ms. Ball expired on December 31, 2015 (although she continues to be employed by CVR Energy). In addition, the employment agreement for Mr. Lipinski was amended and restated effective January 1, 2016.

With respect to Mr. Lipinski, as of January 1, 2016: (i) in the event of Mr. Lipinski’s termination by CVR Energy other than (A) for cause or (B) due to death or disability (as defined in his employment agreement), or in the event of Mr. Lipinski’s resignation for good reason, Mr. Lipinski will receive salary continuation payments for the lesser of six months and the remainder of the term of the employment agreement (such period, as applicable, the “Amended Post-Employment Period”), and a pro-rata bonus for the year in which termination occurs based on actual results; provided, if the foregoing occurs within one year following a change in control (as defined in the employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/6 of his target bonus for the year of termination for each month of the Amended Post-Employment Period; provided, in connection with any such termination, CVR Energy will not be required to cover the cost of any welfare benefits continuation coverage for Mr. Lipinski; (ii) in the event of Mr. Lipinski’s termination by CVR Energy due to his disability, Mr. Lipinski will receive supplemental disability payments during the Amended Post-Employment Period equal to the rate of Mr. Lipinski’s base salary as in effect immediately before his disability, plus a pro-rata bonus for the year in which termination occurs based on actual results; (iii) in the event of Mr. Lipinski’s termination due to his death, Mr. Lipinski’s estate will receive his base salary for the Amended Post-Employment Period, plus a pro-rata bonus for the year in which termination occurs based on actual results; and (iv) Mr. Lipinski does not receive any payments or benefits in the event of retirement.

Each of our named executive officers of our general partner who is employed by CVR Energy (except for Mr. Lipinski) has been granted incentive units by CVR Energy.

In December 2013, CVR Energy granted Ms. Ball and Mr. Haugen awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-

third annual increments beginning on December 27, 2014. The awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If such named executive officer is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

In December 2014 and 2015, CVR Energy granted Ms. Ball and Messrs. Haugen and Power awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the ten trading days preceding vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. With respect to Ms. Ball and Mr. Haugen, the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If Ms. Ball or Messrs. Haugen or Power is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

In December 2015, CVR Energy granted Mr. Lipinski an award of performance units. The award represent the right to receive a cash payment equal to $1,000 multiplied by certain performance factors. The award is subject to transfer restrictions and carries a performance cycle ending on December 31, 2016. In the event of Mr. Lipinski’s termination of employment prior to the applicable payment date by reason of Mr. Lipinski’s death or disability, all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event prior to the applicable payment date Mr. Lipinski's employment is terminated by CVR Energy other than for cause or by reason of Mr. Lipinski’s resignation for good reason, a pro rata portion of the performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event that Mr. Lipinski’s employment terminates for any other reason prior to the dates set forth above, all performance units with respect to which a payment date has not yet occurred will be forfeited immediately.

The following table reflects the value of accelerated vesting of the unvested incentive units held by the named executive officers assuming the triggering event took place on December 31, 2015, and for purposes of retirement, assumes the individual is eligible for retirement. For purposes of: (i) the December 2013 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2015, or $21.03 per unit, plus accrued distributions of $6.05 per unit; (ii) the December 2014 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2015, or $19.40 per unit plus accrued distributions of $3.12 per unit; and (iii) the December 2015 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2015, or $19.40 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which is the only award held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. Mr. Power does not have any awards from CVR Energy that qualify for acceleration in the event of his termination as of December 31, 2015.

Value of Accelerated Vesting of Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	—	—	—	—	2,041,861
Robert W. Haugen	—	—	—	—	1,351,367
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.

Mr. Landreth was awarded phantom units and distribution equivalent rights pursuant to the CVR Refining LTIP in December 2013, 2014 and 2015. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the CVR Refining's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the anniversary of the grant date. If Mr. Landreth is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the awards scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

Mr. Power was awarded incentive units in the form of stock appreciation rights ("SARs") by CVR Energy in December 2014. In April 2015, the award was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of CVR Refining's common units for the first 10 trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by CVR Refining during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. In the event prior to December 1, 2017 Mr. Power's employment is terminated by CVR Refining or an affiliate due to death or disability, or in the event his employment is terminated other than for cause or by reason of Mr. Power’s resignation for good reason (in each case in the absence of a change in control), a pro rata portion of the notional units based on the number of completed calendar months of service from December 1, 2014 would become immediately vested and the remaining portion is forfeited. Mr. Power's award would immediately vest in full in the event his employment is terminated by CVR Refining or an affiliate without cause or by reason of Mr. Power's resignation for good reason within the one year period following a change in control.

The following table reflects the value of accelerated vesting of the unvested notional units held by Mr. Power assuming the triggering event took place on December 31, 2015. The value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of November 2015, or $21.01 per unit, plus accrued distributions of $3.12 per unit. Mr. Landreth does not have any awards from CVR Refining that qualify for acceleration in the event of his termination as of December 31, 2015.

Value of Accelerated Vesting of Notional Unit Award

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Martin J. Power	60,907	60,907	—	60,907	168,666
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.

Director Compensation

Officers, employees and directors of CVR Energy or its affiliates who serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Independent directors who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for attending meetings of our general partner's board of directors and committees thereof. For 2015, independent directors receive an annual director fee of $75,000, paid quarterly, and meeting fees of $1,000 per meeting. In addition, independent directors also receive an additional annual retainer of $5,000 for serving as the chairman of any board committee, an additional annual retainer of $1,000 for serving on a board committee and are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash / Total Compensation (1)($)
Glenn R. Zander	90,000
Kenneth Shea	82,000
Jon R. Whitney	87,000
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding beneficial ownership of our common units as of February 16, 2016 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.

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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
CVR Refining GP, LLC(2)	—	—
CVR Energy, Inc.(3)	97,315,764	65.9%
John J. Lipinski(4)	200,000	*
Susan M. Ball	8,000	*
Robert W. Haugen	—	—
David L. Landreth	11,000	*
Martin J. Power	—	—
Carl C. Icahn(5)	103,315,764	70.0%
SungHwan Cho	—	—
Glenn R. Zander	5,000	*
Jon R. Whitney	6,000	*
Kenneth Shea	—	—
Courtney Mather	—	—
Andrew Langham	2,000	*
Louis J. Pastor	—	—

All directors and executive officers of our general partner as a group (15 persons)(6)	103,548,764	70.2%
_______________________________________

*	Less than 1%

(1)	Based on 147,600,000 common units outstanding as of February 16, 2016.

(2)	CVR Refining GP, LLC, a wholly owned subsidiary of CVR Refining Holdings, is our general partner and manages and operates our business and has a non-economic general partner interest.

(3)
97,303,764 of these common units are owned of record by CVR Refining Holdings, LLC and 12,000 of these common units are owned of record by CVR Refining Holdings Sub, LLC, each of which is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy, Inc. is a publicly traded company. The directors of CVR Energy are Carl C. Icahn, Bob G. Alexander, SungHwan Cho, Andrew Langham, John J. Lipinski, Courtney Mather, Stephen Mongillo and James M. Strock.

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

(6)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 200,000 common units owned directly or indirectly by Mr. Lipinski, the 8,000 common units owned by Ms. Ball, the 1,000 common units owned by Mr. Walter and the 11,000 common units owned by Mr. Landreth, (ii) the 103,315,764 common units owned directly or indirectly by Mr. Icahn, (iii) the 5,000 common units owned by Mr. Zander, (iv) the 6,000 common units owned by Mr. Whitney and (v) the 2,000 common units owned by Mr. Langham.

The following table sets forth, as of February 16, 2016, the number of shares of common stock of CVR Energy beneficially owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
John J. Lipinski	—	—
Susan M. Ball	—	—
Robert W. Haugen	1	*
David L. Landreth	—	—
Martin J. Power	—	—
Carl C. Icahn(2)	71,198,718	82%
SungHwan Cho	—	—
Glenn R. Zander	—	—
Jon R. Whitney	—	—
Kenneth Shea	—	—
Courtney Mather	—	—
Andrew Langham	—	—
Louis J. Pastor	—	—
All directors and executive officers of our general partner as a group (15 persons)	71,198,719	82%
_______________________________________

*	Less than 1%

(1)	Percentage calculated based upon 86,831,050 shares of common stock outstanding as of February 16, 2016.

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
_______________________________________

(1)
Represents units that remain available for future issuance pursuant to the CVR Refining LTIP in connection with awards of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. As of December 31, 2015, no awards had been granted under the CVR Refining LTIP to any of our named executive officers that would reduce the units available for issuance.

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

Distributions and Payments to CVR Energy and its Affiliates

We make cash distributions to our unitholders, including CVR Refining Holdings, as the direct and indirect holder of 97,315,764 common units, and affiliates of IEP, the holder of 6,000,000 common units. For the year ended December 31, 2015, we distributed $303.6 million and $18.7 million to CVR Refining Holdings and affiliates of IEP, respectively, as a result of quarterly distributions paid to our unitholders. See Part II, Item 8, Note 8 ("Partners’ Capital and Partnership Distributions") of this Report for further discussion.

Agreements with CVR Energy and CVR Partners

Our subsidiaries entered into several agreements with CVR Partners and its affiliates in connection with CVR Partners' initial public offering in April 2011 and CVR Partners' formation in October 2007. The agreements govern the business relations among us and our subsidiaries and CVR Partners. We also entered into several agreements with CVR Energy in connection with the Initial Public Offering that govern our management and business relationship with CVR Energy and its affiliates. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. The agreements are described as in effect at December 31, 2015.

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

Reorganization Agreement

In connection with the Initial Public Offering, on January 16, 2013, we entered into a Reorganization Agreement, whereby CVR Refining Holdings agreed, if necessary, to contribute to us an amount of cash such that we would have approximately $340.0 million of cash on hand at the closing of the Initial Public Offering and excluding cash used to repurchase the 10.875% Second Lien Senior Secured Notes due 2017 issued by CRLLC and Coffeyville Finance Inc. If such amount of cash on hand at the closing of the Initial Public Offering were to exceed $340.0 million, we agreed to distribute the excess to CVR Refining Holdings. In addition, pursuant to the Reorganization Agreement, we agreed to (i) issue 119,988,000 common units to CVR Refining Holdings and 12,000 common units to CVR Refining Holdings Sub, LLC, (ii) issue any common units not purchased by the underwriters in the Initial Public Offering pursuant to their option to purchase additional common units, and distribute the net proceeds (after deducting discounts and commissions) from the exercise of such option, if any, to CVR Refining Holdings and (iii) undertake an offering of common units in the future upon request by CVR Refining Holdings and use the proceeds thereof (net of underwriting discounts and commissions) to redeem an equal number of common units from CVR Refining Holdings as a distribution to reimburse CVR Refining Holdings for certain capital expenditures incurred with respect to the assets contributed to us.

Prior to the closing of the Initial Public Offering, we distributed $150.0 million of cash on hand to CRLLC. Additionally, net proceeds from the underwriters' exercising their option to purchase the additional 3,600,000 shares of $85.1 million were distributed to CRLLC on January 28, 2013.

Intercompany Credit Facility

In connection with the Initial Public Offering, on January 23, 2013, we entered into a new $150.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures, which was subsequently expanded to $250.0 million on October 29, 2014. As of December 31, 2015, we had borrowings of $31.5 million outstanding under the facility. See Part II, Item 7 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Intercompany Credit Facility."

Coke Supply Agreement

We, through our wholly-owned subsidiary CRRM, are party to a pet coke supply agreement with CVR Partners entered into in October 2007 pursuant to which we supply CVR Partners with pet coke. This agreement provides that we must deliver to CVR Partners during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100% of the pet coke produced at our Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CVR Partners is also obligated to purchase this annual required amount. If we produce more than 41,667 tons of pet coke during a calendar month, CVR Partners will have the option to purchase the excess at the purchase price provided for in the agreement. If CVR Partners declines to exercise its option, we may sell the excess to a third party.

The price that we receive pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received by CVR Partners for urea ammonium nitrate ("UAN") (the "UAN-based price") or a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost ("netback price") of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

CVR Partners pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CVR Partners is entitled to offset any amount payable for the pet coke against any amount we owe under the feedstock and shared services agreement, which is described below. If CVR Partners fails to pay an invoice on time, it must pay interest on the outstanding amount payable at a rate of three percent above the prime rate.

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

The agreement has an initial term of 20 years, ending October 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within the applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of CVR Partners' operations at its nitrogen fertilizer plant or at our Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

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

Our pet coke sales price per ton sold averaged $19, $24 and $27 for the years ended December 31, 2015, 2014 and 2013, respectively. Our total sales to CVR Partners were approximately $6.8 million, $8.7 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Feedstock and Shared Services Agreement

We, through our wholly-owned subsidiary CRRM, are party to a feedstock and shared services agreement with CVR Partners, under which we agreed with CVR Partners to exchange feedstocks and other services. The feedstocks and services are utilized in the respective production processes of our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.

Pursuant to the feedstock agreement, we, through our wholly-owned subsidiary CRRM, and CVR Partners transfer hydrogen to one another. CVR Partners is only obligated to provide hydrogen to us upon demand if the hydrogen is not required for operation of CVR Partners' fertilizer plant, as determined in a commercially reasonable manner based upon CVR Partners' current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. The price we pay for purchases of hydrogen from CVR Partners is based on ammonia prices for sales of hydrogen up to a designated amount. For purchases of hydrogen in excess of that amount, the price we pay reverts to a UAN pricing structure to make CVR Partners whole, as if CVR Partners had produced UAN for sale. Pricing for sales of hydrogen by us to CVR Partners is based off of the price of natural gas. The hydrogen sales that we and CVR Partners make to each other are netted on a monthly basis, and we or CVR Partners will be paid to the extent that either of us sells more hydrogen than purchased in any given month. For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $11.8 million, $10.1 million and $11.4 million, respectively, in cost of product sold for net monthly purchases of hydrogen from CVR Partners. For the year ended December 31, 2013, the net sales generated from the sale of hydrogen to CRNF were approximately $0.6 million.

We, through our wholly-owned subsidiary CRRM, are obligated, upon reasonable notice or request of CVR Partners, to use commercially reasonable efforts to provide high-pressure steam to CVR Partners for the commencement or recommencement of its nitrogen plant operations or for use at its Linde air separation plant. CVR Partners is similarly obligated to provide high-pressure steam to us that it produces but does not require after we provide reasonable notice requesting the same. For the years ended December 31, 2015, 2014 and 2013, net reimbursed or (paid) direct operating expenses related to high pressure steam were nominal. CVR Partners is also obligated to make available to us any nitrogen produced by the Linde air separation plant that is not required for the operation of CVR Partners' nitrogen fertilizer plant, as determined by CVR Partners in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in the CVR Partners electric bill. For the years ended December 31, 2014 and 2013, we paid CVR Partners approximately $1.0 million and $0.5 million, respectively, for nitrogen, and the payments for the year ended December 31, 2015 were nominal.

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

The agreement has an initial term of 20 years, ending October 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at CVR Partners' nitrogen fertilizer plant or our Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding, or otherwise becomes insolvent.

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

Environmental Agreement

We, through our wholly-owned subsidiary CRRM, entered into an environmental agreement with CVR Partners in October 2007 that provides for certain indemnification and access rights in connection with environmental matters affecting our Coffeyville refinery and CVR Partners' nitrogen fertilizer plant. A supplement to the agreement was entered into by us and CVR Partners in February 2008 in connection with the execution of a related comprehensive pet coke management plan and the transfer by us to CVR Partners of certain property related to the agreement. We and CVR Partners also agreed to supplement the agreement in July 2008 in order to amend and restate the comprehensive pet coke management plan.

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

Net amounts incurred under the services agreement for the years ended December 31, 2015, 2014 and 2013 were approximately $71.3 million, $72.1 million and $87.3 million, respectively.

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

International Truck Purchase

During the year ended December 31, 2013, we purchased seven trucks from a subsidiary of Navistar International Corporation for approximately $0.8 million.

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

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August of 2013. The audit committee has not selected the independent registered public accounting firm for the fiscal year ending December 31, 2016.

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrrefining.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2015.

The following table presents fees billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years December 31, 2015 and 2014:

	Fiscal	Fiscal
	Year 2015	Year 2014
Audit fees(1)	$1,169,200	$1,311,600
Audit-related fees(2)	15,000	15,000
Tax fees	—	—
All other fees	—	—
Total	$1,184,200	$1,326,600

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2015 and 2014, the audit of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015 and 2014 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal years 2015 and 2014. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q. Fees for 2014 also include audit services related to the Second Underwritten Offering.

(2)	Represents fees for agreed-upon procedures performed for statutory reporting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" Contained in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10.2**++	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).

10.2.1**++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.2.1 to the Partnership's Form 10-K filed on February 26, 2014).

10.2.2**++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.2.2 to the Partnership's Form 10-K filed on February 20, 2015).

10.3*++	Other Unit Based Award Agreement, dated as of April 15, 2015, by and between CVR Energy, Inc. and Martin J. Power.

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

10.20**†
Amended and Restated Crude Oil Supply Agreement, dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.16 to the Partnership's Form S-1 filed on October 1, 2012).

10.20.1**
First Amendment to Amended and Restated Crude Oil Supply Agreement, dated June 8, 2015, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on July 30, 2015).

10.21**†
Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, by and between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.17 to the Partnership's Form S-1/A filed on November 27, 2012).

10.22**++
Fifth Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.18 to CVR Partners, LP's Form 10-K filed on February 18, 2016 (Commission File No. 001-35120)).

10.23**++
Performance Unit Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.20 to CVR Partners, LP's Form 10-K filed on February 18, 2016 (Commission File No. 001-35120)).

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

10.24.2**++
Amendment Number 2 to the Third Amended and Restated Employment Agreement, dated as of December 18, 2014, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.24.2 to the Partnership's Form 10-K filed on February 20, 2015).

10.25**++
Employment Agreement, dated as of December 1, 2014, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.25 to the Partnership's Form 10-K filed on February 20, 2015).

Exhibit Number	Exhibit Title

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

101*
The following financial information for CVR Refining LP's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, tagged in detail.

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
Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2016
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2016
Susan M. Ball

	Director	February 19, 2016
Carl C. Icahn

/s/ SUNGHWAN CHO	Director	February 19, 2016
SungHwan Cho

/s/ ANDREW LANGHAM	Director	February 19, 2016
Andrew Langham

/s/ COURTNEY MATHER	Director	February 19, 2016
Courtney Mather

/s/ LOUIS J. PASTOR	Director	February 19, 2016
Louis J. Pastor

/s/ KENNETH SHEA	Director	February 19, 2016
Kenneth Shea

/s/ JON R. WHITNEY	Director	February 19, 2016
Jon R. Whitney

/s/ GLENN R. ZANDER	Director	February 19, 2016
Glenn R. Zander