Form 10-Q
period 2016-03-31
CVR Refining, LP
filed 2016-05-02
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 147,600,000 common units outstanding at April 26, 2016.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (this "Report").

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

Group 3 — A geographic subset of the PADD II region comprising refineries in Oklahoma, Kansas, Missouri, Nebraska and Iowa. Current Group 3 refineries include our Coffeyville and Wynnewood refineries; the Valero Ardmore refinery in Ardmore, OK; HollyFrontier's Tulsa refinery in Tulsa, OK and El Dorado refinery in El Dorado, KS; Phillips 66's Ponca City refinery in Ponca City, OK; and CHS Inc.'s refinery in McPherson, KS.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$145.9	$187.3
Accounts receivable, net of allowance for doubtful accounts of $0.3 and $0.3, including $0.1 and $0.3 due from affiliates at March 31, 2016 and December 31, 2015, respectively	100.7	88.9
Inventories	226.8	252.5
Prepaid expenses and other current assets, including $0.8 and $2.0 due from affiliates at March 31, 2016 and December 31, 2015, respectively	74.2	100.3
Total current assets	547.6	629.0
Property, plant and equipment, net of accumulated depreciation	1,559.8	1,549.5
Other long-term assets	9.5	10.5
Total assets	$2,116.9	$2,189.0
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.7	$1.6
Accounts payable, including $4.8 and $5.4 due to affiliates at March 31, 2016 and December 31, 2015, respectively	240.9	254.3
Personnel accruals, including $2.1 and $4.0 due to affiliates at March 31, 2016 and December 31, 2015, respectively	12.0	21.7
Accrued taxes other than income taxes	24.5	22.1
Accrued expenses and other current liabilities, including $3.9 and $9.8 due to affiliates at March 31, 2016 and December 31, 2015, respectively	48.6	31.8
Total current liabilities	327.7	331.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at March 31, 2016 and December 31, 2015	571.9	572.2
Other long-term liabilities, including $0.7 and $0.8 due to affiliates at March 31, 2016 and December 31, 2015, respectively	3.9	3.9
Total long-term liabilities	575.8	576.1
Commitments and contingencies
Partners' capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2016 and December 31, 2015	1,213.4	1,281.4
General partner interest	—	—
Total partners' capital	1,213.4	1,281.4
Total liabilities and partners' capital	$2,116.9	$2,189.0

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in millions, except per unit data)
Net sales	$834.0	$1,304.4
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	722.3	1,056.1
Direct operating expenses (exclusive of depreciation and amortization)	117.7	87.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18.5	18.1
Depreciation and amortization	31.5	34.0
Total operating costs and expenses	890.0	1,195.2
Operating income (loss)	(56.0)	109.2
Other income (expense):
Interest expense and other financing costs	(10.8)	(11.3)
Interest income	—	0.1
Loss on derivatives, net	(1.2)	(51.4)
Other income, net	—	0.1
Total other expense	(12.0)	(62.5)
Income (loss) before income tax expense	(68.0)	46.7
Income tax expense (benefit)	—	—
Net income (loss)	$(68.0)	$46.7

Net income (loss) per common unit – basic	$(0.46)	$0.32
Net income (loss) per common unit – diluted	$(0.46)	$0.32

Weighted-average common units outstanding:
Basic	147.6	147.6
Diluted	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2015	147,600,000	$1,281.4	$—	$1,281.4
Net loss	—	(68.0)	—	(68.0)
Balance at March 31, 2016	147,600,000	$1,213.4	$—	$1,213.4

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(68.0)	$46.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.5	34.0
Amortization of deferred financing costs	0.5	0.4
Share-based compensation	0.7	2.8
Loss on derivatives, net	1.2	51.4
Current period settlements on derivative contracts	21.4	(6.3)
Changes in assets and liabilities:
Accounts receivable	(11.8)	2.8
Inventories	25.7	16.2
Prepaid expenses and other current assets	3.6	6.7
Other long-term assets	—	0.1
Accounts payable	(10.4)	(8.1)
Accrued expenses and other liabilities	8.7	2.0
Other long-term liabilities	(0.1)	(0.2)
Net cash provided by operating activities	3.0	148.5
Cash flows from investing activities:
Capital expenditures	(44.0)	(41.7)
Net cash used in investing activities	(44.0)	(41.7)
Cash flows from financing activities:
Payment of capital lease obligations	(0.4)	(0.3)
Distributions to common unitholders – affiliates	—	(38.2)
Distributions to common unitholders – non-affiliates	—	(16.4)
Net cash used in financing activities	(0.4)	(54.9)
Net increase (decrease) in cash and cash equivalents	(41.4)	51.9
Cash and cash equivalents, beginning of period	187.3	370.2
Cash and cash equivalents, end of period	$145.9	$422.1

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $1.5 and $0.4 in 2016 and 2015, respectively	$2.2	$2.7
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$17.8	$13.8
Change in accounts payable related to construction in process additions	$(2.8)	$(6.1)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. As of March 31, 2016, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of March 31, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

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

On June 30, 2014, the Partnership completed a second underwritten offering (the "Second Underwritten Offering"). Additionally, on July 24, 2014, the Partnership sold additional common units to the public in connection with the underwriters' exercise of their option to purchase additional common units.

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of March 31, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings, LLC (“CVR Refining Holdings”) owns 100% of the Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which holds a non-economic general partner interest.

The Partnership has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter. The available cash for distribution for each quarter will be determined by the board of directors of the Partnership's general partner following the end of such quarter. The partnership agreement does not require that the Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Partnership can change the distribution policy at any time.

The Partnership is party to a services agreement pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's common unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2015 audited consolidated financial statements and notes thereto included in CVR Refining's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 19, 2016 (the "2015 Form 10-K").

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of the Partnership. These related party transactions are governed by the services agreement. See Note 14 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2016 and December 31, 2015, the results of operations of the Partnership for the three month periods ended March 31, 2016 and 2015, the changes in partners' capital for the Partnership for the three month period ended March 31, 2016 and the cash flows of the Partnership for the three month periods ended March 31, 2016 and 2015.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2016 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Condensed Consolidated Balance Sheet. Refer to Note 8 ("Long-Term Debt") for further details.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective approach. The Partnership is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(4) Share-Based Compensation

Certain employees of CVR Refining and employees of CVR Energy and its subsidiaries who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B ("Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity") and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been allocated 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2016, only performance units and an immaterial amount of restricted stock units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2016, there was approximately $1.3 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.8 years. Total compensation expense recorded for the three months ended March 31, 2016 related to the performance unit awards was approximately $0.4 million. As of March 31, 2016, the Partnership had a liability of $0.4 million for its allocated portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

Incentive Unit Awards

CVR Energy has granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2016 compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended March 31, 2016 and 2015 related to the awards was approximately $0.2 million and $1.0 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2016 and December 31, 2015, the Partnership had a liability of approximately $2.0 million and $1.8 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

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

Awards of phantom units and distribution equivalent rights have been granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2016 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2016	511,591	$19.68
Granted	—	—
Vested	—	—
Forfeited	(6,911)	19.51
Non-vested at March 31, 2016	504,680	$19.69

As of March 31, 2016, there was approximately $4.4 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three months ended March 31, 2016 and 2015 related to the awards under the CVR Refining LTIP was approximately $0.3 million and $1.4 million, respectively.

As of March 31, 2016 and December 31, 2015, the Partnership had a liability of approximately $2.5 million and $2.3 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense for the three months ended March 31, 2016 and the liability related to the SARs as of March 31, 2016 were not material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

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

Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Finished goods	$90.3	$104.7
Raw materials and precious metals	75.0	72.6
In-process inventories	21.2	35.7
Parts and supplies	40.3	39.5
Total Inventories	$226.8	$252.5

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Land and improvements	$28.9	$28.7
Buildings	47.2	47.8
Machinery and equipment	2,157.3	2,142.2
Automotive equipment	23.8	23.9
Furniture and fixtures	8.3	8.2
Leasehold improvements	0.8	0.8
Construction in progress	143.3	116.8
	2,409.6	2,368.4
Accumulated depreciation	849.8	818.9
Total property, plant and equipment, net	$1,559.8	$1,549.5

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2016 and 2015 totaled approximately $1.5 million and $0.4 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2016 and December 31, 2015. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and freight and distribution expenses. For the three months ended March 31, 2016 and 2015, cost of product sold excluded depreciation and amortization of approximately $1.5 million and $1.6 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2016 and 2015, direct operating expenses excluded depreciation and amortization of approximately $29.4 million and $31.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses excluded depreciation and amortization of approximately $0.6 million and $0.5 million, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	48.1	48.5
Total debt	579.6	580.0
Unamortized debt issuance cost	(6.0)	(6.2)
Current portion of capital lease obligations	(1.7)	(1.6)
Long-term debt, net of current portion	$571.9	$572.2

During the first quarter of 2016, the Partnership adopted ASU 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to adoption of the ASU, all debt issuance costs were presented as assets. As a result of adoption of the standard, debt issuance costs of $6.0 million and $6.2 million were reclassified as a direct deduction from the carrying value of the related debt balances as of March 31, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets. Debt issuance costs related to the asset-based lending facilities continue to be presented as assets in the Condensed Consolidated Balance Sheets.

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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2016, the Partnership was in compliance with the covenants contained in the 2022 Notes.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

At March 31, 2016, the estimated fair value of the 2022 Notes was approximately $442.5 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2016.

As of March 31, 2016, the Partnership had availability under the Amended and Restated ABL Credit Facility of $245.3 million and had letters of credit outstanding of approximately $28.0 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2016.

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of March 31, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of March 31, 2016, the Partnership had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 163 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 162 months remaining and will expire in September 2029.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at March 31, 2016:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2016, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, and (vi) current period settlements on derivative contracts. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

(10) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three months ended March 31, 2016 and 2015, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per unit data)
Net income (loss)	$(68.0)	$46.7
Net income (loss) per common unit, basic	$(0.46)	$0.32
Net income (loss) per common unit, diluted	$(0.46)	$0.32
Weighted-average common units outstanding, basic	147.6	147.6
Weighted-average common units outstanding, diluted	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine months ending December 31, 2016	$1.0	$131.4
Year Ending December 31,
2017	0.5	123.8
2018	0.3	120.2
2019	0.2	119.7
2020	0.1	107.1
Thereafter	0.2	735.9
	$2.3	$1,338.1

(1)
This amount includes approximately $784.1 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For each of the three months ended March 31, 2016 and 2015, lease expense totaled approximately $0.5 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended March 31, 2016 and 2015, total expense of approximately $29.9 million and $25.7 million, respectively, was incurred related to long-term commitments.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Litigation

From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR Refining previously reported in its 2015 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

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

As previously reported, CVR Refining is party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iv) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2015 Form 10-K. CRRM, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition or results of operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

At March 31, 2016, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $3.5 million, compared with $3.6 million at December 31, 2015. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2016 and 2015, capital expenditures were approximately $3.6 million and $10.6 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended March 31, 2016 and 2015 was approximately $43.1 million and $36.6 million, respectively. As of March 31, 2016 and December 31, 2015, CVR Refining's biofuel blending obligation was approximately $24.3 million and $9.5 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$22.1	$—	$22.1
Total Assets	$—	$22.1	$—	$22.1
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(0.5)	—	(0.5)
Total Liabilities	$—	$(0.6)	$—	$(0.6)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$44.7	$—	$44.7
Total Assets	$—	$44.7	$—	$44.7
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(2.7)	—	(2.7)
Total Liabilities	$—	$(2.8)	$—	$(2.8)

As of March 31, 2016 and December 31, 2015, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2016.

(13) Derivative Financial Instruments

Loss on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Current period settlements on derivative contracts	$21.4	$(6.3)
Loss on derivatives, net	(1.2)	(51.4)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. For the three months ended March 31, 2016 and 2015, the Partnership recognized net losses of $0.3 million and $1.0 million, respectively, which are recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, the Partnership settled a number of the open crack spread positions and entered into offsetting positions to effectively lock the gain on the remaining open positions to be settled during 2016. At March 31, 2016, the Partnership had open commodity hedging instruments consisting of 0.6 million barrels net of crack spreads and 1.0 million barrels of price and basis swaps. The fair value of the outstanding contracts at March 31, 2016 was a net unrealized gain of $22.0 million, of which $22.1 million was included in current assets and $0.1 million was included in current liabilities. For the three months ended March 31, 2016 and 2015, CVR Refining recognized a net loss of $0.9 million and a net loss of $50.4 million, respectively. These recognized losses are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2016, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining's derivatives as of March 31, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2016
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$22.4	$(0.3)	$22.1	$—	$22.1
Total	$22.4	$(0.3)	$22.1	$—	$22.1

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

	As of March 31, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2015 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

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

(14) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement and (v) Limited Partnership Agreement. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2015 Form 10-K.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended March 31, 2016 and 2015, CVR Refining recognized $1.1 million and $6.5 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of hydrogen from the nitrogen fertilizer facility. At March 31, 2016 and December 31, 2015, payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen were approximately $0.0 million and $0.5 million, respectively.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the three months ended March 31, 2016 and 2015 were nominal. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three months ended March 31, 2016 and 2015, direct operating expenses generated from the purchase of tail gas from CRNF were nominal.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provided an additional 15% to cover the cost of capital. At March 31, 2016 and December 31, 2015, a liability of approximately $0.2 million was included in other current liabilities and approximately $0.7 million and $0.8 million, respectively, was included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At March 31, 2016 and December 31, 2015, payables were approximately $0.0 million and $0.2 million, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases discussed above. At March 31, 2016 and December 31, 2015, receivables of approximately $0.8 million and $0.7 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.4 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Receivables of approximately $0.1 million and $0.3 million, related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$3.0	$4.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.6	12.6
Total	$15.6	$17.2

At March 31, 2016 and December 31, 2015, payables and liabilities of approximately $7.5 million and $13.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended March 31, 2016 and 2015, approximately $1.9 million and $2.3 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

As of March 31, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility. For each of the three months ended March 31, 2016 and 2015, the Partnership paid $0.3 million of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") as of February 19, 2016 (the "2015 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth below and under "Risk Factors" in the 2015 Form 10-K. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the price volatility of crude oil, other feedstocks and refined products, and variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	our ability in the future to obtain an adequate crude oil supply pursuant to supply agreements or at all;

•	our continued access to crude oil and other feedstock and refined products pipelines;

•	the level of competition from other petroleum refiners;

•	changes in our credit profile;

•	potential operating consequences from accidents, fire, severe weather, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime;

•	our continued ability to secure RINs, as well as environmental and other governmental permits necessary for the operation of our business;

•	changes in laws, regulations and policies with respect to the export of crude oil or other hydrocarbons;

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 65,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries, (ii) a 170,000 bpd pipeline system (supported by approximately 336 miles of active owned and leased pipelines) that transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, (iii) approximately 6.4 million barrels of owned and leased crude oil storage, (iv) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (v) over 4.5 million barrels of combined refined products and feedstock capacity.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing, Oklahoma to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing, Oklahoma. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the first quarter of 2016 was $1.53 per barrel compared to a discount of $1.10 per barrel in the first quarter of 2015.

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
The cost of RINs for the three months ended March 31, 2016 and 2015 was approximately $43.1 million and $36.6 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $160.0 million to $190.0 million for the year ending December 31, 2016.

If sufficient RINs are unavailable for purchase at times when we seek to purchase RINs, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the EPA’s RFS mandates, our business, financial condition and results of operations could be materially adversely affected.

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

Although the 2-1-1 crack spread is a benchmark for our refining margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refining margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WCS price differential to WTI as this differential indicates the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2016, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $2.8 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s current turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the three months ended March 31, 2016, we incurred $29.4 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The total estimated cost of the second phase, including demobilization, breakdown and clean-up work is expected to be approximately $32.0 million. The next turnaround at our Wynnewood refinery is scheduled to occur in the second half of 2017.
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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Loss on derivatives, net	1.2	51.4
Major scheduled turnaround expenses(1)	29.4	—

(1) Represents expense associated with major scheduled turnaround activities performed at our Coffeyville refinery.

Distributions to CVR Refining Unitholders

Refer to Part I, Item 1, Note 9 ("Partners' Capital and Partnership Distributions") and Part I, Item 2 - "Results of Operations" for discussion of the current available cash for distribution policy.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Consolidated Statements of Operations Data
Net sales	$834.0	$1,304.4
Cost of product sold(1)	722.3	1,056.1
Direct operating expenses(1)(2)	88.3	87.0
Major scheduled turnaround expenses	29.4	—
Selling, general and administrative expenses(1)	18.5	18.1
Depreciation and amortization	31.5	34.0
Operating income (loss)	(56.0)	109.2
Interest expense and other financing costs	(10.8)	(11.3)
Interest income	—	0.1
Loss on derivatives, net	(1.2)	(51.4)
Other income, net	—	0.1
Income (loss) before income tax expense	(68.0)	46.7
Income tax expense	—	—
Net income (loss)	$(68.0)	$46.7
Gross profit (loss)(3)	$(37.5)	$127.3
Refining margin(4)	$111.7	$248.3
Adjusted EBITDA(5)	$35.1	$161.7
Available cash for distribution(6)	$—	$111.8

	As of March 31, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$145.9	$187.3
Working capital (1)	219.9	297.5
Total assets (1)	2,116.9	2,189.0
Total debt, including current portion (1)	573.6	573.8
Total partners' capital	1,213.4	1,281.4

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$3.0	$148.5
Investing activities	(44.0)	(41.7)
Financing activities	(0.4)	(54.9)
Net cash flow	$(41.4)	$51.9

Capital expenditures for property, plant and equipment	$44.0	$41.7

	Three Months Ended March 31,
	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$6.67	$13.68
Gross profit (loss)(3)	$(2.24)	$7.02
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$7.02	$4.79
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$6.40	$4.44
Barrels sold (barrels per day)(7)	201,970	217,686

	Three Months Ended March 31,
	2016		2015
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	170,728	87.2	175,376	81.6
Medium	1,513	0.8	6,630	3.1
Heavy sour	11,914	6.0	19,658	9.1
Total crude oil throughput	184,155	94.0	201,664	93.8
All other feedstocks and blendstocks	11,704	6.0	13,359	6.2
Total throughput	195,859	100.0	215,023	100.0
Production:
Gasoline	105,878	54.2	109,096	50.2
Distillate	77,996	39.9	89,436	41.1
Other (excluding internally produced fuel)	11,519	5.9	18,857	8.7
Total refining production (excluding internally produced fuel)	195,393	100.0	217,389	100.0
Product price (dollars per gallon):
Gasoline	$1.04		$1.48
Distillate	1.05		1.69

	Three Months Ended March 31,
	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$33.63	$48.57
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.13	0.99
WTI less WCS (heavy sour)	13.62	13.62
NYMEX Crack Spreads:
Gasoline	15.84	18.54
Heating Oil	11.91	27.06
NYMEX 2-1-1 Crack Spread	13.88	22.80
PADD II Group 3 Basis:
Gasoline	(5.88)	(3.50)
Ultra Low Sulfur Diesel	(1.01)	(4.52)
PADD II Group 3 Product Crack Spread:
Gasoline	9.97	15.04
Ultra Low Sulfur Diesel	10.90	22.54
PADD II Group 3 2-1-1	10.43	18.79

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.5	$1.6
Depreciation and amortization excluded from direct operating expenses	29.4	31.9
Depreciation and amortization excluded from selling, general and administrative expenses	0.6	0.5
Total depreciation and amortization	$31.5	$34.0

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit (loss) is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit (loss) per crude oil throughput barrel, we utilize the total dollar figures for gross profit (loss) as derived above and divide by the applicable number of crude oil throughput barrels for the period.

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

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income (loss)	$(68.0)	$46.7
Add:
Interest expense and other financing costs, net of interest income	10.8	11.2
Income tax expense	—	—
Depreciation and amortization	31.5	34.0
EBITDA	(25.7)	91.9
Add:
FIFO impact, unfavorable(a)	8.8	24.5
Share-based compensation, non-cash	—	0.2
Major scheduled turnaround expenses(b)	29.4	—
Loss on derivatives, net	1.2	51.4
Current period settlements on derivative contracts(c)	21.4	(6.3)
Adjusted EBITDA	$35.1	$161.7

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

(c)
Represents the portion of loss on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

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

Three Months Ended March 31, 2016
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$35.1
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(16.4)
Reserves for major scheduled turnaround expenses	(8.7)
Available cash for distribution	$—
Available cash for distribution, per unit	$—
Common units outstanding (in thousands)	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$528.0	$851.7
Cost of product sold (exclusive of depreciation and amortization)	462.7	700.9
Direct operating expenses (exclusive of depreciation and amortization)	47.6	50.4
Major scheduled turnaround expenses	29.4	—
Depreciation and amortization	16.9	19.4
Gross profit (loss)	$(28.6)	$81.0
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	77.0	50.4
Depreciation and amortization	16.9	19.4
Refining margin	$65.3	$150.8

	Three Months Ended March 31,
	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$6.75	$13.21
Gross profit (loss)	$(2.96)	$7.10
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$7.96	$4.42
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.89	$3.97
Barrels sold (barrels per day)	122,838	140,974

	Three Months Ended March 31,
	2016		2015
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	92,938	80.3	100,532	73.4
Medium	1,513	1.3	6,630	4.8
Heavy sour	11,914	10.3	19,658	14.3
Total crude oil throughput	106,365	91.9	126,820	92.5
All other feedstocks and blendstocks	9,344	8.1	10,227	7.5
Total throughput	115,709	100.0	137,047	100.0
Production:
Gasoline	64,033	54.8	67,853	48.3
Distillate	47,147	40.3	59,415	42.3
Other (excluding internally produced fuel)	5,768	4.9	13,228	9.4
Total refining production (excluding internally produced fuel)	116,948	100.0	140,496	100.0

	Three Months Ended March 31,
	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$304.8	$451.7
Cost of product sold (exclusive of depreciation and amortization)	259.4	355.6
Direct operating expenses (exclusive of depreciation and amortization)	40.6	36.6
Major scheduled turnaround expenses	—	—
Depreciation and amortization	12.7	12.5
Gross profit (Loss)	$(7.9)	$47.0
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	40.6	36.6
Depreciation and amortization	12.7	12.5
Refining margin	$45.4	$96.1

	Three Months Ended March 31,
	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$6.41	$14.27
Gross profit (loss)	$(1.11)	$6.98
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.74	$5.43
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.64	$5.30
Barrels sold (barrels per day)	79,132	76,712

	Three Months Ended March 31,
	2016		2015
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	77,790	97.1	74,844	96.0
Medium	—	—	0	0.0
Heavy sour	—	—	—	—
Total crude oil throughput	77,790	97.1	74,844	96.0
All other feedstocks and blendstocks	2,360	2.9	3,132	4.0
Total throughput	80,150	100.0	77,976	100.0
Production:
Gasoline	41,845	53.4	41,243	53.7
Distillate	30,849	39.3	30,021	39.0
Other (excluding internally produced fuel)	5,751	7.3	5,629	7.3
Total refining production (excluding internally produced fuel)	78,445	100.0	76,893	100.0

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales. Net sales were $834.0 million for the three months ended March 31, 2016 compared to $1,304.4 million for the three months ended March 31, 2015. The decrease of $470.4 million was largely the result of significantly lower sales prices for our transportation fuels and by-products. For the three months ended March 31, 2016, our average sales price per gallon for gasoline of $1.04 decreased by approximately 29.7%, as compared to the three months ended March 31, 2015, and our average sales price per gallon for distillates of $1.05 for the three months ended March 31, 2016 decreased by approximately 37.9%, as compared to the three months ended March 31, 2015. Overall sales volumes decreased approximately 4.4% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Sales volumes for the three months ended March 31, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.8	$43.60	$470.1	10.7	$62.36	667.6	0.1	$(197.5)	$(202.2)	$4.6
Distillate	7.4	$44.07	$324.2	8.2	$70.88	581.0	(0.8)	$(256.8)	$(197.3)	$(59.6)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $722.3 million for the three months ended March 31, 2016 compared to $1,056.1 million for the three months ended March 31, 2015. The decrease of $333.8 million was primarily the result of decreases in the cost of consumed crude. The decrease in consumed crude oil costs was due to a decrease in crude oil throughput volume and crude prices. The WTI benchmark crude price decreased approximately 30.8% from the three months ended March 31, 2015. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2016 was $31.72 compared to $47.51 for the comparable period of 2015, a decrease of approximately 33.2%. Our crude oil throughput volume decreased by approximately 7.7% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended March 31, 2016, we had an unfavorable FIFO inventory impact of $8.8 million compared to an unfavorable FIFO inventory impact of $24.5 million for the comparable period of 2015.

Refining margin per barrel of crude oil throughput decreased to $6.67 for the three months ended March 31, 2016 from $13.68 for the three months ended March 31, 2015. Refining margin adjusted for FIFO impact was $7.19 per crude oil throughput barrel for the three months ended March 31, 2016, as compared to $15.03 per crude oil throughput barrel for the three months ended March 31, 2015. Gross profit (loss) per barrel decreased to loss of $2.24 for the three months ended March 31, 2016, as compared to gross profit per barrel of $7.02 in the equivalent period in 2015. The decrease in refining margin and gross profit (loss) per barrel was primarily due to a weaker spread between crude oil and transportation fuels. The NYMEX 2-1-1 crack spread for the three months ended March 31, 2016 was 13.88 per barrel, a decrease of approximately 39.1% over the NYMEX 2-1-1 crack spread of $22.80 per barrel for the three months ended March 31, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $117.7 million for the three months ended March 31, 2016 compared to direct operating expenses of $87.0 million for the three months ended March 31, 2015. The increase of $30.7 million was primarily the result of expenses for the second phase of major scheduled turnaround activities performed at our Coffeyville refinery of $29.4 million. Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2016 increased to $7.02 per barrel, as compared to $4.79 per barrel for the three months ended March 31, 2015. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher overall expenses and lower throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.5 million for the three months ended March 31, 2016 compared to $18.1 million for the three months ended March 31, 2015. The increase of $0.4 million was primarily the result of employee-related and consulting services expenses.

Operating Income (loss). Operating loss was $(56.0) million for the three months ended March 31, 2016, as compared to operating income of $109.2 million for the three months ended March 31, 2015. The decrease of $165.2 million was primarily the result of a decrease in refining margin of $136.6 million due to significantly lower sales prices for our transportation fuels and by-products and an increase in direct operating expenses of $30.7 million primarily due to the second phase of the Coffeyville refinery turnaround during the first quarter of 2016.

Interest Expense. Interest expense for the three months ended March 31, 2016 was $10.8 million, as compared to $11.3 million for the three months ended March 31, 2015. The decrease of $0.5 million was due to an increase in capitalized interest for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily associated with capitalized interest related to the hydrogen plant project at the Coffeyville refinery.

Loss on Derivatives, net. For the three months ended March 31, 2016, we recorded a $1.2 million net loss on derivatives. This compares to a $51.4 million net loss on derivatives for the three months ended March 31, 2015. This change was primarily due to changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below.

We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $250.0 million intercompany credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

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

Cash Balance and Other Liquidity

As of March 31, 2016 we had cash and cash equivalents of $145.9 million. Working capital at March 31, 2016 was $219.9 million, consisting of $547.6 million in current assets and $327.7 million in current liabilities. Working capital at December 31, 2015 was $297.5 million, consisting of $629.0 million in current assets and $331.5 million in current liabilities. As of April 26, 2016, we had cash and cash equivalents of $138.3 million.

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

As of March 31, 2016, we had $245.3 million available under the Amended and Restated ABL Credit Facility and $218.5 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of the 2022 Notes. As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2016, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes were fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. After January 23, 2013, the 2022 Notes were no longer secured. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and Coffeyville Resources Nitrogen Fertilizers, LLC (a subsidiary of CVR Partners) are not guarantors.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of March 31, 2016, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2016.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of March 31, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of March 31, 2016, we had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2016 and current estimated capital expenditures for the remainder of 2016 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2016	2016 Estimate(1)
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$17.7	$74.0
Growth	18.2	48.0
Coffeyville refinery total capital spending	35.9	122.0
Wynnewood refinery
Maintenance	5.8	40.0
Growth	0.2	4.0
Wynnewood refinery total capital spending	6.0	44.0
Other:
Maintenance	1.8	10.0
Growth	0.3	4.0
Other total capital spending	2.1	14.0
Total capital spending	$44.0	$180.0

(1)	Includes amounts already spent during the three months ended March 31, 2016.

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $108.3 million with an anticipated completion date in the second quarter of 2016. As of March 31, 2016, we had incurred costs of approximately $84.6 million, excluding capitalized interest, for the hydrogen plant.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$3.0	$148.5
Investing activities	(44.0)	(41.7)
Financing activities	(0.4)	(54.9)
Net increase in cash and cash equivalents	$(41.4)	$51.9

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2016 were approximately $3.0 million. Cash flow provided by operating activities during this period was negatively impacted by $68.0 million of net loss due to weak crack spreads and turnaround expenses, offset by non-cash depreciation and amortization of $31.5 million, inflows from realized gains on derivatives of $21.4 million and favorable changes to other working capital. Other working capital activities resulted in a net cash inflow of $12.3 million, which was primarily related to a decrease in prepaid expenses and other current assets of $3.6 million and an increase of $8.7 million in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities was due primarily to an increase in our biofuel blending obligation under the RFS and an increase in accrued interest due to timing of semi-annual payments on the 2022 Senior Notes. Trade working capital had minimal net impact on cash flows for the quarter as a decrease in inventory of $25.7 million was offset by an increase in accounts receivable of $11.8 million and a decrease in accounts payable of $10.4 million. The decrease in inventory was primarily due to a reduction in gasoline and in-process inventories during the first quarter of 2016.

Net cash flows provided by operating activities for the three months ended March 31, 2015 were approximately $148.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $46.7 million of net income and favorable impacts to both trade working capital and $8.7 million other working capital. Trade working capital for the three months ended March 31, 2015 resulted in a net cash inflow of $10.9 million, which was primarily attributable to decreases in inventory of $16.2 million, partially offset by a decrease in accounts payable of $8.1 million. The decrease in inventory was primarily due to a reduction in gasoline inventory during the first quarter of 2015. The decrease in accounts payable was primarily due to the timing of payments, partially offset by increased payables for crude purchases. Other working capital activities resulted in a net cash inflow of $8.7 million, which was primarily related to a decrease in prepaid expenses and other current assets of $6.7 million and an increase in other current liabilities of $2.0 million. The decrease in prepaid expenses and other current assets was primarily due to receipt of certain receivables from affiliate during the quarter, a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The increase in other current liabilities was primarily due to an increase in accrued interest related to the 2022 Notes due to the timing of payments and an increase in the biofuel blending obligation, partially offset by decreased personnel related accruals.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $44.0 million compared to $41.7 million for the three months ended March 31, 2015. The increase in cash used in investing activities was the result of a $2.3 million increase in capital expenditures during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in capital spending was primarily the result of higher spending associated with the hydrogen plant project at the Coffeyville refinery.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $0.4 million compared to $54.9 million for the three months ended March 31, 2015. The net cash used in financing activities for the three months ended March 31, 2016 was attributable to capital lease payments. The net cash used in financing activities for the three months ended March 31, 2015 was primarily attributable to distributions to our common unitholders of $54.6 million (including $38.2 million to affiliates).

As of and for the three months ended March 31, 2016, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of March 31, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of March 31, 2016, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2016 from those disclosed in our 2015 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Note 3 ("Recent Accounting Pronouncements") of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Except as discussed below, information about market risks for the three months ended March 31, 2016 does not differ materially from that discussed under Part II — Item 7A of our 2015 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At March 31, 2016, we had open commodity hedging instruments consisting of approximately 1.0 million barrels to fix the price on a portion of our future crude oil purchases and the basis on a portion of our future product sales. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of commodity hedging instruments of $1.0 million.

Foreign Currency Exchange

Given that our operations are based entirely in the United States, we are not significantly exposed to foreign currency exchange rate risk. A portion of our pipeline transportation costs are transacted in Canadian dollars. Commitments for future periods under this agreement reflect the exchange rate between the Canadian Dollar and the U.S. Dollar as of the end of the reporting period. Based on the short period of time between the billing and settlement of these transportation costs in Canadian dollars, the exposure to foreign currency exchange rate risk and the resulting foreign currency gain (loss) is not considered material.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2015 Form 10-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Chief Executive Officer and President.
32.2*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

May 2, 2016	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

May 2, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)