Form 10-Q
period 2016-06-30
CVR Refining, LP
filed 2016-08-01
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 147,600,000 common units outstanding at July 26, 2016.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (this "Report").

2015 Form 10-K — Our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

2022 Notes — $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022, which were issued by Refining LLC and Coffeyville Finance on October 23, 2012 and fully and unconditionally guaranteed by the Partnership and each of Refining LLC's domestic subsidiaries other than Coffeyville Finance.

2-1-1 crack spread — The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

Amended and Restated ABL Credit Facility — Our senior secured asset based revolving credit facility with a group of lenders and Wells Fargo, as administrative agent and collateral agent.

barrel — Common unit of measure in the oil industry which equates to 42 gallons.

blendstocks — Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel fuel; these may include natural gasoline, fluid catalytic cracking unit or FCCU gasoline, ethanol, reformate or butane, among others.

bpd — Abbreviation for barrels per day.

bpcd — Abbreviation for barrels per calendar day, which refers to the total number of barrels processed in a refinery within a year, divided by the total number of days in the year (365 or 366 days), thus reflecting all operational and logistical limitations.

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

Coffeyville Finance — Coffeyville Finance Inc., a wholly owned subsidiary of Refining LLC and an indirect wholly-owned subsidiary of the Partnership.

crack spread — A simplified calculation that measures the difference between the price for light products and crude oil. For example, the 2-1-1 crack spread is often referenced and represents the approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate.

CRLLC — Coffeyville Resources, LLC, a wholly-owned subsidiary of CVR Energy.

CRRM — Coffeyville Resource Refining & Marketing, LLC, a wholly-owned subsidiary of Refining LLC and indirect wholly-owned subsidiary of the Partnership.

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

CVR Refining — CVR Refining, LP and its subsidiaries.

CVR Refining GP — CVR Refining GP, LLC.

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

EPA — The United States Environmental Protection Agency.

Excel Pipeline — Excel Pipeline LLC.

Exchange Act — Securities Exchange Act of 1934, as amended.

feedstocks — Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, during the refining process.

FIFO — First-in, first-out.

GAAP — U.S. generally accepted accounting principles.

general partner — CVR Refining GP, our general partner, which is an indirect wholly-owned subsidiary of CVR Energy.

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

Initial Public Offering — The initial public offering of 27,600,000 common units representing limited partner interests ("common units") of CVR Refining, which closed on January 23, 2013 (which includes the underwriters' subsequently exercised option to purchase additional common units).

intercompany credit facility — A $250.0 million senior unsecured revolving credit facility between CRLLC and us.

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

Partnership — CVR Refining and its subsidiaries.

petroleum coke (pet coke) — A coal-like substance that is produced during the refining process.

rack sales — Sales which are made at terminals into third-party tanker trucks.

refined products — Petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

Refining LLC — CVR Refining, LLC, a wholly-owned subsidiary of the Partnership.

RFS — Renewable Fuel Standard of the EPA.

RINs — Renewable fuel credits, known as renewable identification numbers.

SEC — Securities and Exchange Commission.

Second Underwritten Offering — The second underwritten offering of 7,475,000 common units of CVR Refining, which closed on June 30, 2014 (which includes the underwriters' subsequently exercised option to purchase additional common units).

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

Underwritten Offering — The underwritten offering of 13,209,236 common units of CVR Refining, which closed on May 20, 2013 (which includes the underwriters' subsequently exercised option to purchase additional common units).

Vitol — Vitol Inc.

Vitol Agreement — The Amended and Restated Crude Oil Supply Agreement between Vitol and CCRM.

WCS — Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an American Petroleum Institute gravity ("API gravity") of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

Wells Fargo — Wells Fargo Bank, National Association.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$159.3	$187.3
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.3, including $0.2 and $0.3 due from affiliates at June 30, 2016 and December 31, 2015, respectively	134.1	88.9
Inventories	271.8	252.5
Prepaid expenses and other current assets, including $0.7 and $2.0 due from affiliates at June 30, 2016 and December 31, 2015, respectively	74.8	100.3
Total current assets	640.0	629.0
Property, plant, and equipment, net of accumulated depreciation	1,544.0	1,549.5
Other long-term assets	8.7	10.5
Total assets	$2,192.7	$2,189.0
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.7	$1.6
Accounts payable, including $6.3 and $5.4 due to affiliates at June 30, 2016 and December 31, 2015, respectively	214.5	254.3
Personnel accruals, including $1.2 and $4.0 due to affiliates at June 30, 2016 and December 31, 2015, respectively	14.2	21.7
Accrued taxes other than income taxes	25.2	22.1
Accrued expenses and other current liabilities, including $5.8 and $9.8 due to affiliates at June 30, 2016 and December 31, 2015, respectively	67.4	31.8
Total current liabilities	323.0	331.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at June 30, 2016 and December 31, 2015	571.7	572.2
Other long-term liabilities, including $0.7 and $0.8 due to affiliates at June 30, 2016 and December 31, 2015, respectively	6.5	3.9
Total long-term liabilities	578.2	576.1
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at June 30, 2016 and December 31, 2015	1,291.5	1,281.4
General partner interest	—	—
Total partners’ capital	1,291.5	1,281.4
Total liabilities and partners’ capital	$2,192.7	$2,189.0

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,164.4	$1,547.5	$1,998.4	$2,852.0
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	941.9	1,180.9	1,664.2	2,237.1
Direct operating expenses (exclusive of depreciation and amortization)	84.0	90.3	201.7	177.3
Flood insurance recovery	—	(27.3)	—	(27.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	16.8	18.6	35.3	36.7
Depreciation and amortization	31.6	34.2	63.1	68.2
Total operating costs and expenses	1,074.3	1,296.7	1,964.3	2,492.0
Operating income	90.1	250.8	34.1	$360.0
Other income (expense):
Interest expense and other financing costs	(10.1)	(10.4)	(20.9)	(21.7)
Interest income	—	0.1	—	$0.2
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)
Other income (expense), net	—	(0.1)	—	—
Total other expense	(12.0)	(23.0)	(24.0)	(85.5)
Income before income tax expense	78.1	227.8	10.1	274.5
Income tax expense (benefit)	—	—	—	—
Net income	$78.1	$227.8	$10.1	$274.5

Net income per common unit - basic and diluted	$0.53	$1.54	$0.07	$1.86

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2015	147,600,000	$1,281.4	$—	$1,281.4
Net income	—	10.1	—	10.1
Balance at June 30, 2016	147,600,000	$1,291.5	$—	$1,291.5

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$10.1	$274.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.1	68.2
Allowance for doubtful accounts	0.2	0.1
Amortization of deferred financing costs	0.9	0.9
Loss on disposition of assets	0.3	0.6
Share-based compensation	0.6	4.0
Loss on derivatives, net	3.1	64.0
Current period settlements on derivative contracts	28.5	(34.8)
Changes in assets and liabilities:
Accounts receivable	(45.3)	(40.3)
Inventories	(19.3)	(20.1)
Prepaid expenses and other current assets	(5.9)	7.7
Other long-term assets	0.2	—
Accounts payable	(28.6)	3.8
Accrued expenses and other current liabilities	30.4	(20.3)
Other long-term liabilities	2.5	0.2
Net cash provided by operating activities	40.8	308.5
Cash flows from investing activities:
Capital expenditures	(68.0)	(78.1)
Net cash used in investing activities	(68.0)	(78.1)
Cash flows from financing activities:
Payment of capital lease obligations	(0.8)	(0.7)
Distributions to common unitholders – affiliates	—	(116.7)
Distributions to common unitholders – non-affiliates	—	(50.0)
Net cash used in financing activities	(0.8)	(167.4)
Net increase (decrease) in cash and cash equivalents	(28.0)	63.0
Cash and cash equivalents, beginning of period	187.3	370.2
Cash and cash equivalents, end of period	$159.3	$433.2

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $3.4 and $1.2 in 2016 and 2015, respectively	$20.1	$20.7
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$9.5	$18.9
Change in accounts payable related to construction in process additions	$(11.0)	$(1.1)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. As of June 30, 2016, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of June 30, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

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

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of June 30, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 4% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings, LLC (“CVR Refining Holdings”) owns 100% of the Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which holds a non-economic general partner interest.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy and its affiliates incurred on behalf of and charged to the Partnership. These related party transactions are governed by the services agreement. See Note 14 ("Related Party Transactions") for additional discussion of the services agreement and billing of certain costs.

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2016 and December 31, 2015, the results of operations of the Partnership for the three and six month periods ended June 30, 2016 and 2015, the changes in partners' capital for the Partnership for the six month period ended June 30, 2016 and the cash flows of the Partnership for the six month periods ended June 30, 2016 and 2015.

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

(4) Share-Based Compensation

Certain employees of CVR Refining and employees of CVR Energy and its subsidiaries who perform services for CVR Refining participate in the equity compensation plans of CVR Refining's affiliates. Accordingly, CVR Refining has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B ("Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity") and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Refining has been attributed 100% to CVR Refining. For employees of CVR Energy performing services for CVR Refining, CVR Refining recorded share-based compensation relative to the percentage of time spent by each employee providing services to CVR Refining as compared to the total calculated share-based compensation by CVR Energy. CVR Refining is billed by and reimburses CVR Energy for the Partnership's portion of the share-based compensation paid.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2016, only performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2016, there was approximately $0.9 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.5 years. Total compensation expense recorded for the three and six months ended June 30, 2016 related to the performance unit awards was approximately $0.4 million and $0.9 million, respectively. As of June 30, 2016, the Partnership had a liability of $0.9 million for its portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

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

Assuming the proportion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the quarter ended June 30, 2016, there was approximately $1.8 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1.2 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of June 30, 2016 compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended June 30, 2016 and 2015 related to the awards was approximately $0.1 million and $0.6 million, respectively. Total compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards was nominal and approximately $1.6 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its portion of the awards.

As of June 30, 2016 and December 31, 2015, the Partnership had a liability of approximately $1.9 million and $1.8 million, respectively, for its portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

A summary of phantom unit activity and changes under the CVR Refining LTIP during the six months ended June 30, 2016 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2016	511,591	$19.68
Granted	6,113	12.27
Vested	—	—
Forfeited	(23,640)	19.01
Non-vested at June 30, 2016	494,064	$19.62

As of June 30, 2016, there was approximately $2.3 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.2 years. Total compensation expense (credit) recorded for the three months ended June 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was approximately $(0.3) million and $0.6 million, respectively. Total compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was nominal and approximately $2.0 million, respectively.

As of June 30, 2016 and December 31, 2015, the Partnership had a liability of approximately $2.2 million and $2.3 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense for the three and six months ended June 30, 2016 and 2015 as well as the liability related to the SARs as of June 30, 2016 were not material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Finished goods	$122.4	$104.7
Raw materials and precious metals	92.3	72.6
In-process inventories	17.5	35.7
Parts and supplies	39.6	39.5
Total Inventories	$271.8	$252.5

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Land and improvements	$29.1	$28.7
Buildings	47.2	47.8
Machinery and equipment	2,166.4	2,142.2
Automotive equipment	24.2	23.9
Furniture and fixtures	8.3	8.2
Leasehold improvements	0.8	0.8
Construction in progress	146.0	116.8
	2,422.0	2,368.4
Accumulated depreciation	878.0	818.9
Total property, plant and equipment, net	$1,544.0	$1,549.5

Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2016 and 2015 totaled approximately $1.9 million and $0.8 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2016 and 2015 totaled approximately $3.4 million and $1.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both June 30, 2016 and December 31, 2015. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.5 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, cost of product sold excludes depreciation and amortization of approximately $3.0 million and $3.3 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $29.4 million and $31.9 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, direct operating expenses exclude depreciation and amortization of approximately $58.8 million and $63.8 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.7 million for each of the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.3 million and $1.1 million, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
6.5% Senior Notes, due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	47.7	48.5
Total debt	579.2	580.0
Unamortized debt issuance costs	(5.8)	(6.2)
Current portion of capital lease obligations	(1.7)	(1.6)
Long-term debt, net of current portion	$571.7	$572.2

During the first quarter of 2016, the Partnership adopted ASU 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to adoption of the ASU, all debt issuance costs were presented as assets. As a result of adoption of the standard, debt issuance costs of $5.8 million and $6.2 million were reclassified as a direct deduction from the carrying value of the related debt balances as of June 30, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets. Debt issuance costs related to the asset-based lending facilities continue to be presented as assets in the Condensed Consolidated Balance Sheets.

2022 Senior Notes
The Partnership is a guarantor of $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"), which were issued by CVR Refining, LLC ("Refining LLC"), a wholly-owned subsidiary of the Partnership, and Coffeyville Finance Inc. ("Coffeyville Finance"), a wholly-owned subsidiary of Refining LLC and indirect wholly-owned subsidiary of the Partnership, on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2016, the Partnership was in compliance with the covenants contained in the 2022 Notes.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

At June 30, 2016, the estimated fair value of the 2022 Notes was approximately $430.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2016.

As of June 30, 2016, the Partnership had availability under the Amended and Restated ABL Credit Facility of $255.1 million and had letters of credit outstanding of approximately $28.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2016.

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of June 30, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of June 30, 2016, the Partnership had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 160 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 159 months remaining lease term and will expire in September 2029.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at June 30, 2016:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At June 30, 2016, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact, favorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and six months ended June 30, 2016 and 2015, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit data)
Net income	$78.1	$227.8	$10.1	$274.5
Net income per common unit, basic and diluted	$0.53	$1.54	$0.07	$1.86
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six months ending December 31, 2016	$0.7	$84.4
Year Ending December 31,
2017	0.6	127.1
2018	0.4	120.9
2019	0.2	120.4
2020	0.1	107.9
Thereafter	0.2	735.1
	$2.2	$1,295.8

(1)
This amount includes approximately $770.0 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of June 30, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended June 30, 2016 and 2015, lease expense totaled approximately $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, lease expense totaled approximately $0.8 million and $0.9 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended June 30, 2016 and 2015, total expense of approximately $33.1 million and $31.8 million, respectively, was incurred related to long-term commitments. For the six months ended June 30, 2016 and 2015, total expense of approximately $65.3 million and $61.9 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

On July 25, 2016, CRCT received an advance copy of a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT is reviewing the allegations contained in the NOPV and will engage in discussions with PHMSA to attempt to resolve these matters. Although CVR Refining cannot predict with certainty the ultimate resolution of the claims asserted, CVR Refining does not believe that the claims in the NOPV will have a material adverse effect on CVR Refining's business, financial condition or results of operations.

At June 30, 2016, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $5.6 million, compared with $3.6 million at December 31, 2015. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2016 and 2015, capital expenditures were approximately $2.6 million and $7.2 million, respectively. For the six months ended June 30, 2016 and 2015, capital expenditures were approximately $6.1 million and $17.8 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended June 30, 2016 and 2015 was approximately $51.0 million and $37.5 million, respectively. The cost of RINs for the six months ended June 30, 2016 and 2015 was approximately $94.1 million and $74.1 million, respectively. As of June 30, 2016 and December 31, 2015, CVR Refining's biofuel blending obligation was approximately $50.7 million and $9.5 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Flood, Crude Oil Discharge and Insurance

As previously disclosed in the 2015 Form 10-K, CRRM filed a lawsuit against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses at CRRM's Coffeyville refinery. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31.3 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27.3 million were recorded as a flood insurance recovery in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. The remaining $4.0 million of settlement proceeds reduced CVR Refining's $4.0 million receivable related to this matter.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$13.3	$—	$13.3
Total Assets	$—	$13.3	$—	$13.3
Other current liabilities (derivative agreements)	—	(0.3)	—	(0.3)
Other current liabilities (biofuel blending obligation)	—	(20.8)	—	(20.8)
Total Liabilities	$—	$(21.1)	$—	$(21.1)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$44.7	$—	$44.7
Total Assets	$—	$44.7	$—	$44.7
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(2.7)	—	(2.7)
Total Liabilities	$—	$(2.8)	$—	$(2.8)

As of June 30, 2016 and December 31, 2015, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2016.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(13) Derivative Financial Instruments

Loss on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Current period settlements on derivative contracts	$7.1	$(28.5)	$28.5	$(34.8)
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. For the three months ended June 30, 2016 and 2015, CVR Refining recognized net losses of $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, the Partnership recognized net losses of $0.4 million and $1.4 million, respectively, which are recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, the Partnership settled a number of the open crack spread positions and entered into offsetting positions to effectively lock the gain on the remaining open positions to be settled during 2016. At June 30, 2016, the Partnership had open commodity hedging instruments consisting of 0.4 million barrels net of crack spreads and 0.6 million barrels of price and basis swaps. The fair value of the outstanding contracts at June 30, 2016 was a net unrealized gain of $13.0 million, of which $13.3 million was included in current assets and $0.3 million was included in current liabilities. For the three months ended June 30, 2016 and 2015, CVR Refining recognized a net loss of $1.8 million and a net loss of $12.2 million, respectively. For the six months ended June 30, 2016 and 2015, CVR Refining recognized a net loss of $2.7 million and a net loss of $62.6 million, respectively. These recognized losses are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2016, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining's derivatives as of June 30, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2016
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$13.3	$—	$13.3	$—	$13.3
Total	$13.3	$—	$13.3	$—	$13.3

	As of June 30, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.3	$—	$0.3	$—	$0.3
Total	$0.3	$—	$0.3	$—	$0.3

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended June 30, 2016 and 2015, CVR Refining recognized $0.5 million and $2.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of hydrogen from the nitrogen fertilizer facility. For the six months ended June 30, 2016 and 2015, CVR Refining recognized $1.6 million and $8.5 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of hydrogen from the nitrogen fertilizer facility. At June 30, 2016 and December 31, 2015, payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen were approximately $0.2 million and $0.5 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for each of the three and six months ended June 30, 2016 and 2015, were $0.0 million. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three and six months ended June 30, 2016 and 2015, direct operating expenses generated from the purchase of tail gas from CRNF were nominal.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provided an additional 15% to cover the cost of capital. At June 30, 2016 and December 31, 2015, a liability of approximately $0.2 million was included in other current liabilities and approximately $0.7 million and $0.8 million, respectively, was included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At June 30, 2016 and December 31, 2015, payables were approximately $0.1 million and $0.2 million, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases discussed above. At both June 30, 2016 and December 31, 2015, receivables of approximately $0.7 million were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.9 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively. Receivables of approximately $0.2 million and $0.3 million, related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$3.4	$4.7	$6.3	$9.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.0	13.4	24.6	26.0
Total	$15.4	$18.1	$30.9	$35.3

At June 30, 2016 and December 31, 2015, payables and liabilities of approximately $8.9 million and $13.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended June 30, 2016 and 2015, approximately $1.5 million and $1.7 million, respectively, were incurred under the partnership agreement. For the six months ended June 30, 2016 and 2015, approximately $3.4 million and $4.0 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

As of June 30, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility. For each of the three and six months ended June 30, 2016 and 2015, the Partnership paid $0.3 million and $0.6 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2015 Form 10-K. Results of operations and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 65,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries, (ii) a 170,000 bpd pipeline system (supported by approximately 340 miles of active owned and leased pipelines) that transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, (iii) approximately 6.4 million barrels of owned and leased crude oil storage, (iv) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (v) over 4.5 million barrels of combined refined products and feedstock capacity.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the second quarter of 2016 was $3.07 per barrel compared to a discount of $3.35 per barrel in the second quarter of 2015.

Major Influences on Results of Operations

Our earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply FIFO accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the RFS, which requires us to either blend "renewable fuels" in with our transportation fuels or purchase RINs, in lieu of blending.

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
The cost of RINs for the three months ended June 30, 2016 and 2015 was approximately $51.0 million and $37.5 million, respectively. The cost of RINs for the six months ended June 30, 2016 and 2015 was approximately $94.1 million and $74.1 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $200.0 million to $235.0 million for the year ending December 31, 2016.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2016, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $5.6 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first half of 2016, we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround at our Wynnewood refinery is scheduled to occur in the second half of 2017.
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

We are also party to a number of agreements with CVR Energy and its subsidiaries, including (i) the intercompany credit facility and (ii) a services agreement, pursuant to which we are managed by CVR Energy.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol entered into the Vitol Agreement. Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.
Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Loss on derivatives, net	$1.9	$12.6	$3.1	$64.0
Major scheduled turnaround expenses(1)	2.1	1.7	31.5	1.7
Flood insurance recovery(2)	—	(27.3)	—	(27.3)

(1) Represents expense associated with major scheduled turnaround activities performed at our Coffeyville refinery.

(2) Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part I, Item 1, Note 11 ("Commitments and Contingencies") for further details.

Distributions to CVR Refining Unitholders

Refer to Part I, Item 1, Note 9 ("Partners' Capital and Partnership Distributions") and Part I, Item 2 - "Results of Operations" for discussion of the current available cash for distribution policy.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three and six months ended June 30, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,164.4	$1,547.5	$1,998.4	$2,852.0
Cost of product sold(1)	941.9	1,180.9	1,664.2	2,237.1
Direct operating expenses(1)(2)	81.9	88.6	170.2	175.6
Major scheduled turnaround expenses	2.1	1.7	31.5	1.7
Flood insurance recovery	—	(27.3)	—	(27.3)
Selling, general and administrative expenses(1)	16.8	18.6	35.3	36.7
Depreciation and amortization	31.6	34.2	63.1	68.2
Operating income	90.1	250.8	34.1	360.0
Interest expense and other financing costs	(10.1)	(10.4)	(20.9)	(21.7)
Interest income	—	0.1	—	0.2
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)
Other income (expense), net	—	(0.1)	—	—
Income before income tax expense	78.1	227.8	10.1	274.5
Income tax expense	—	—	—	—
Net income	$78.1	$227.8	$10.1	$274.5
Gross profit(3)	$106.9	$269.4	$69.4	$396.7
Refining margin(4)	$222.5	$366.6	$334.2	$614.9
Adjusted EBITDA(5)	$84.7	$194.3	$119.8	$356.0
Available cash for distribution(6)	$—	$144.2	$—	$256.0

	As of June 30, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$159.3	$187.3
Working capital	317.0	297.5
Total assets	2,192.7	2,189.0
Total debt, including current portion	573.4	573.8
Total partners' capital	1,291.5	1,281.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$37.8	$160.0	$40.8	$308.5
Investing activities	(24.0)	(36.4)	(68.0)	(78.1)
Financing activities	(0.4)	(112.5)	(0.8)	(167.4)
Net cash flow	$13.4	$11.1	$(28.0)	$63.0

Capital expenditures for property, plant and equipment	$24.0	$36.4	$68.0	$78.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$12.07	$19.12	$9.50	$16.47
Gross profit(3)	$5.80	$14.05	$1.97	$10.63
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$4.56	$4.71	$5.73	$4.75
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$4.33	$4.43	$5.34	$4.43
Barrels sold (barrels per day)(7)	213,368	224,031	207,669	220,876

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	176,674	83.9	192,691	87.1	173,700	85.5	184,082	84.4
Medium	3,429	1.6	1,082	0.5	2,471	1.2	3,841	1.8
Heavy sour	22,433	10.7	16,954	7.7	17,174	8.5	18,298	8.4
Total crude oil throughput	202,536	96.2	210,727	95.3	193,345	95.2	206,221	94.6
All other feedstocks and blendstocks	7,952	3.8	10,368	4.7	9,827	4.8	11,855	5.4
Total throughput	210,488	100.0	221,095	100.0	203,172	100.0	218,076	100.0
Production:
Gasoline	108,330	51.3	107,439	48.3	107,105	52.7	108,263	49.3
Distillate	86,622	41.0	95,881	43.1	82,309	40.5	92,675	42.1
Other (excluding internally produced fuel)	16,280	7.7	19,160	8.6	13,900	6.8	19,011	8.6
Total refining production (excluding internally produced fuel)	211,232	100.0	222,480	100.0	203,314	100.0	219,949	100.0
Product price (dollars per gallon):
Gasoline	$1.44		$1.87		$1.24		$1.67
Distillate	1.37		1.81		1.22		1.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$45.64	$57.95	$39.78	$53.34
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.83	(0.71)	0.49	0.12
WTI less WCS (heavy sour)	12.92	9.57	13.26	11.60
NYMEX Crack Spreads:
Gasoline	19.13	26.02	17.53	22.34
Heating Oil	12.82	21.69	12.37	24.33
NYMEX 2-1-1 Crack Spread	15.98	23.85	14.95	23.33
PADD II Group 3 Basis:
Gasoline	(5.49)	(6.19)	(5.68)	(4.87)
Ultra Low Sulfur Diesel	(1.18)	(3.69)	(1.10)	(4.10)
PADD II Group 3 Product Crack Spread:
Gasoline	13.64	19.83	11.85	17.47
Ultra Low Sulfur Diesel	11.63	18.00	11.27	20.23
PADD II Group 3 2-1-1	12.64	18.91	11.56	18.85

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three and six months ended June 30, 2016 and 2015 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.5	$1.7	$3.0	$3.3
Depreciation and amortization excluded from direct operating expenses	29.4	31.9	58.8	63.8
Depreciation and amortization excluded from selling, general and administrative expenses	0.7	0.6	1.3	1.1
Total depreciation and amortization	$31.6	$34.2	$63.1	$68.2

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

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact, favorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$78.1	$227.8	$10.1	$274.5
Add:
Interest expense and other financing costs, net of interest income	10.1	10.3	20.9	21.5
Income tax expense	—	—	—	—
Depreciation and amortization	31.6	34.2	63.1	68.2
EBITDA	119.8	272.3	94.1	364.2
Add:
FIFO impact, favorable(a)	(46.2)	(36.4)	(37.4)	(11.9)
Share-based compensation, non-cash	—	(0.1)	—	0.1
Major scheduled turnaround expenses(b)	2.1	1.7	31.5	1.7
Loss on derivatives, net	1.9	12.6	3.1	64.0
Current period settlements on derivative contracts(c)	7.1	(28.5)	28.5	(34.8)
Flood insurance recovery	—	(27.3)	—	(27.3)
Adjusted EBITDA	$84.7	$194.3	$119.8	$356.0

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

(6)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$84.7	$119.8
Adjustments:
Less:
Cash needs for debt service	(10.0)	(20.0)
Reserves for environmental and maintenance capital expenditures	(40.0)	(56.4)
Reserves for major scheduled turnaround expenses	(15.0)	(23.7)
Reserves for future operating needs	(19.7)	(19.7)
Available cash for distribution	$—	$—
Available cash for distribution, per unit	$—	$—
Common units outstanding	147.6	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$778.0	$1,006.3	$1,306.0	$1,858.0
Cost of product sold (exclusive of depreciation and amortization)	630.7	764.8	1,093.4	1,465.7
Direct operating expenses (exclusive of depreciation and amortization)	46.1	51.2	93.8	101.5
Major scheduled turnaround expenses	2.1	1.7	31.5	1.7
Flood insurance recovery	—	(27.3)	—	(27.3)
Depreciation and amortization	16.8	19.5	33.6	38.9
Gross profit	$82.3	$196.4	$53.7	$277.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	48.2	52.9	125.3	103.2
Flood insurance recovery	—	(27.3)	—	(27.3)
Depreciation and amortization	16.8	19.5	33.6	38.9
Refining margin	$147.3	$241.5	$212.6	$392.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$12.71	$20.27	$9.99	$16.82
Gross profit	$7.10	$16.49	$2.53	$11.89
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.16	$4.43	$5.89	$4.43
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.84	$4.03	$5.28	$4.00
Barrels sold (barrels per day)	138,021	144,183	130,429	142,587

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	101,548	76.2	112,867	81.2	97,242	78.1	106,734	77.3
Medium	3,429	2.6	1,082	0.8	2,471	2.0	3,841	2.8
Heavy sour	22,433	16.8	16,954	12.2	17,174	13.8	18,298	13.3
Total crude oil throughput	127,410	95.6	130,903	94.2	116,887	93.9	128,873	93.4
All other feedstocks and blendstocks	5,844	4.4	8,122	5.8	7,594	6.1	9,168	6.6
Total throughput	133,254	100.0	139,025	100.0	124,481	100.0	138,041	100.0
Production:
Gasoline	67,819	49.9	66,374	46.6	65,927	52.2	67,110	47.5
Distillate	57,549	42.4	62,257	43.7	52,348	41.4	60,843	43.0
Other (excluding internally produced fuel)	10,491	7.7	13,722	9.7	8,130	6.4	13,477	9.5
Total refining production (excluding internally produced fuel)	135,859	100.0	142,353	100.0	126,405	100.0	141,430	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$385.3	$540.1	$690.1	$991.8
Cost of product sold (exclusive of depreciation and amortization)	311.3	415.9	570.7	771.4
Direct operating expenses (exclusive of depreciation and amortization)	35.8	37.5	76.4	74.1
Major scheduled turnaround expenses	—	—	—	—
Depreciation and amortization	12.6	12.5	25.3	25.1
Gross profit	$25.6	$74.2	$17.7	$121.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	35.8	37.5	76.4	74.1
Depreciation and amortization	12.6	12.5	25.3	25.1
Refining margin	$74.0	$124.2	$119.4	$220.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$10.83	$17.10	$8.58	$15.74
Gross profit	$3.74	$10.21	$1.27	$8.66
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.24	$5.16	$5.49	$5.29
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.22	$5.16	$5.44	$5.23
Barrels sold (barrels per day)	75,347	79,848	77,239	78,289

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	75,126	97.3	79,824	97.3	76,458	97.2	77,348	96.6
Medium	—	—	—	—	—	—	—	—
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	75,126	97.3	79,824	97.3	76,458	97.2	77,348	96.6
All other feedstocks and blendstocks	2,108	2.7	2,246	2.7	2,233	2.8	2,687	3.4
Total throughput	77,234	100.0	82,070	100.0	78,691	100.0	80,035	100.0
Production:
Gasoline	40,511	53.7	41,065	51.2	41,178	53.5	41,153	52.4
Distillate	29,073	38.6	33,624	42.0	29,961	39.0	31,832	40.5
Other (excluding internally produced fuel)	5,789	7.7	5,438	6.8	5,770	7.5	5,534	7.1
Total refining production (excluding internally produced fuel)	75,373	100.0	80,127	100.0	76,909	100.0	78,519	100.0

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales. Net sales were $1,164.4 million for the three months ended June 30, 2016 compared to $1,547.5 million for the three months ended June 30, 2015. The decrease of $383.1 million was largely the result of lower sales prices for our transportation fuels and by-products, combined with a slight decrease in sales volumes. Overall sales volumes decreased approximately 1.9% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease in sales volume was primarily driven by the Coffeyville refinery crude throughput reduction during the three months ended June 30, 2016 due to Magellan's temporary suspension of an 8-inch refined petroleum products line that runs from Coffeyville to Kansas City, KS, which decreased products available for sale in the current year period. For the three months ended June 30, 2016, our average sales price per gallon for gasoline of $1.44 decreased by approximately 23.1%, as compared to the three months ended June 30, 2015, and our average sales price per gallon for distillates of $1.37 for the three months ended June 30, 2016 decreased by approximately 24.3%, as compared to the three months ended June 30, 2015.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.5	$60.67	$636.7	10.3	$78.59	$812.4	0.2	$(175.7)	$(188.0)	$12.3
Distillate	8.3	$57.62	$481.1	9.0	$76.03	$682.6	(0.7)	$(201.5)	$(153.7)	$(47.8)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $941.9 million for the three months ended June 30, 2016 compared to $1,180.9 million for the three months ended June 30, 2015. The decrease of $239.0 million was primarily the result of decreases in the cost of consumed crude, which was partially offset by an increase in purchased products for resale and an increase in RINs costs. The decrease in consumed crude oil costs was due to a 21.2% decrease in crude oil prices combined with a 3.9% decrease in crude oil consumed. Our average cost per barrel of crude oil consumed for the three months ended June 30, 2016 was $42.47 compared to $54.60 for the comparable period of 2015, a decrease of approximately 22.2%. The decrease in the volume of crude oil consumed was primarily due to a reduction of our Coffeyville refinery throughput of approximately 12,000 barrels per day in June 2016 due to Magellan's temporary refined products pipeline suspension described above. The increase in purchased products for resale of approximately $35.6 million was primarily driven by additional purchases in the three months ended June 30, 2016 as a result of reduced shipments from our Coffeyville refinery due to the Magellan refined products pipeline suspension. The cost of RINs for the three months ended June 30, 2016 was approximately $51.0 million, an increase of $13.5 million, or 36.0%, as compared to $37.5 million for the three months ended June 30, 2015.

Refining margin per barrel of crude oil throughput decreased to $12.07 for the three months ended June 30, 2016 from $19.12 for the three months ended June 30, 2015. Refining margin adjusted for FIFO impact was $9.56 per crude oil throughput barrel for the three months ended June 30, 2016, as compared to $17.22 per crude oil throughput barrel for the three months ended June 30, 2015. Gross profit per barrel decreased to $5.80 for the three months ended June 30, 2016, as compared to gross profit per barrel of $14.05 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuel prices and higher costs of RINs, which was partially offset by favorable changes in the gasoline basis and the distillate basis over the prior year period. The NYMEX 2-1-1 crack spread for the three months ended June 30, 2016 was $15.98 per barrel, a decrease of approximately 33.0% over the NYMEX 2-1-1 crack spread of $23.85 per barrel for the three months ended June 30, 2015. The increase in RINs cost for the three months ended June 30, 2016 was primarily due to higher market prices for RINs as compared to the three months ended June 30, 2015. The Group 3 gasoline basis was $(5.49) per barrel for the three months ended June 30, 2016 as compared to $(6.19) per barrel for the three months ended June 30, 2015. The Group 3 distillate basis was $(1.18) per barrel for the three months ended June 30, 2016 as compared to $(3.69) per barrel for the three months ended June 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $84.0 million for the three months ended June 30, 2016 compared to direct operating expenses and major scheduled turnaround expenses of $90.3 million for the three months ended June 30, 2015. The decrease of $6.3 million was primarily the result of decreases in expenses associated with environmental expenses ($3.3 million), repair and maintenance costs ($2.5 million), energy and utility costs ($2.0 million) and insurance costs ($0.9 million). The decreases were partially offset by an increase in labor costs ($2.4 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2016 decreased to $4.56 per barrel, as compared to $4.71 per barrel for the three months ended June 30, 2015. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall costs.

Flood Insurance Recovery. During the three months ended June 30, 2015, we received settlement proceeds from our environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at our Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $16.8 million for the three months ended June 30, 2016 compared to $18.6 million for the three months ended June 30, 2015. The decrease of $1.8 million or 10% was primarily the result of lower employee-related expenses, including lower share-based compensation expenses, and lower bad debt expenses.

Operating Income. Operating income was $90.1 million for the three months ended June 30, 2016, as compared to operating income of $250.8 million for the three months ended June 30, 2015. The decrease of $160.7 million was primarily the result of a decrease in the refining margin ($144.1 million) and last year's flood insurance recovery ($27.3 million), partially offset by decreases in direct operating expenses ($6.3 million), selling, general and administrative expenses ($1.8 million) and depreciation and amortization ($2.6 million).

Interest Expense. Interest expense for the three months ended June 30, 2016 was $10.1 million, as compared to $10.4 million for the three months ended June 30, 2015. The decrease of $0.3 million resulted primarily from higher capitalized interest for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Loss on Derivatives, net. For the three months ended June 30, 2016, we recorded a $1.9 million net loss on derivatives. This compares to a $12.6 million net loss on derivatives for the three months ended June 30, 2015. This change was primarily due to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net Sales. Net sales were $1,998.4 million for the six months ended June 30, 2016 compared to $2,852.0 million for the six months ended June 30, 2015. The decrease of $853.6 million was largely the result of significantly lower sales prices for our transportation fuels and by-products, as well as a decrease in sales volumes. For the six months ended June 30, 2016, our average sales price per gallon for gasoline of $1.24 decreased by approximately 25.7%, as compared to $1.67 for the six months ended June 30, 2015, and our average sales price per gallon for distillates of $1.22 for the six months ended June 30, 2016 decreased by approximately 30.3%, as compared to $1.75 for the six months ended June 30, 2015. Overall sales volumes decreased approximately 4.0% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Sales volumes for the six months ended June 30, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	21.3	$52.02	$1,106.7	21.1	$70.33	1,480.0	0.2	$(373.3)	$(389.5)	$16.2
Distillate	15.7	$51.27	$805.3	17.2	$73.57	1,263.6	(1.5)	$(458.3)	$(350.2)	$(108.1)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $1,664.2 million for the six months ended June 30, 2016 compared to $2,237.1 million for the six months ended June 30, 2015. The decrease of $572.9 million was primarily the result of decreases in the cost of consumed crude. The decrease in consumed crude oil costs was due to a decrease in crude oil throughput volume and crude prices. The WTI benchmark crude price decreased approximately 25.4% from the six months ended June 30, 2015. Our average cost per barrel of crude oil consumed for the six months ended June 30, 2016 was $37.35 compared to $51.15 for the comparable period of 2015, a decrease of approximately 27.0%. Our crude oil throughput volume decreased by approximately 5.7% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the six months ended June 30, 2016, we had a favorable FIFO inventory impact of $37.4 million compared to a favorable FIFO inventory impact of $11.9 million for the comparable period of 2015.

Refining margin per barrel of crude oil throughput decreased to $9.50 for the six months ended June 30, 2016 from $16.47 for the six months ended June 30, 2015. Refining margin adjusted for FIFO impact was $8.44 per crude oil throughput barrel for the six months ended June 30, 2016, as compared to $16.15 per crude oil throughput barrel for the six months ended June 30, 2015. Gross profit per barrel decreased to $1.97 for the six months ended June 30, 2016, as compared to gross profit per barrel of $10.63 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing, an increase in RINs costs and an unfavorable change in gasoline basis, which was partially offset by a favorable change in the distillate basis. The NYMEX 2-1-1 crack spread for the six months ended June 30, 2016 was $14.95 per barrel, a decrease of approximately 35.9% over the NYMEX 2-1-1 crack spread of $23.33 per barrel for the six months ended June 30, 2015. The cost of RINs for the six months ended June 30, 2016 was approximately $94.1 million, an increase of $20.0 million, or 27.0%, as compared to $74.1 million for the six months ended June 30, 2015. The increase in RINs cost for the six months ended June 30, 2016 was primarily due to higher market prices for RINs as compared to the six months ended June 30, 2015. The Group 3 distillate basis was $(1.10) per barrel for the six months ended June 30, 2016 as compared to $(4.10) per barrel for the six months ended June 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $201.7 million for the six months ended June 30, 2016 compared to direct operating expenses of $177.3 million for the six months ended June 30, 2015. The increase of $24.4 million was primarily the result of increases in turnaround expenses at our Coffeyville refinery ($29.8 million) and increases in labor costs ($7.6 million). These increases were partially offset by decreases in energy and utility costs ($6.0 million), environmental expenses ($3.4 million) and insurance costs ($2.5 million). Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2016 increased to $5.73 per barrel, as compared to $4.75 per barrel for the six months ended June 30, 2015. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher overall expenses and lower throughput rates.

Flood Insurance Recovery. During the six months ended June 30, 2015, we received settlement proceeds from our environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at our Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $35.3 million for the six months ended June 30, 2016 compared to $36.7 million for the six months ended June 30, 2015. The decrease of $1.4 million was primarily the result of lower employee-related expenses and lower bad debt expense.

Operating Income. Operating income was $34.1 million for the six months ended June 30, 2016, as compared to operating income of $360.0 million for the six months ended June 30, 2015. The decrease of $325.9 million was primarily the result of a decrease in refining margin of $280.7 million due to significantly lower sales prices for our transportation fuels and by-products, an increase in direct operating expenses of $24.4 million primarily due to the second phase of the Coffeyville refinery turnaround during the first quarter of 2016 and last year's flood insurance recovery of $27.3 million.

Interest Expense. Interest expense for the six months ended June 30, 2016 was $20.9 million, as compared to $21.7 million for the six months ended June 30, 2015. The decrease of $0.8 million was due to an increase in capitalized interest for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily associated with capitalized interest related to the hydrogen plant project at the Coffeyville refinery.

Loss on Derivatives, net. For the six months ended June 30, 2016, we recorded a $3.1 million net loss on derivatives. This compares to a $64.0 million net loss on derivatives for the six months ended June 30, 2015. This change was primarily due to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

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

Cash Balance and Other Liquidity

As of June 30, 2016 we had cash and cash equivalents of $159.3 million. Working capital at June 30, 2016 was $317.0 million, consisting of $640.0 million in current assets and $323.0 million in current liabilities. Working capital at December 31, 2015 was $297.5 million, consisting of $629.0 million in current assets and $331.5 million in current liabilities. As of July 26, 2016, we had cash and cash equivalents of $198.0 million.

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

As of June 30, 2016, we had $255.1 million available under the Amended and Restated ABL Credit Facility and $218.5 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

Borrowing Activities

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2016, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of June 30, 2016, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2016.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of June 30, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of June 30, 2016, we had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2016 and current estimated capital expenditures for 2016 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Six Months Ended June 30, 2016	2016 Estimate(1)
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$25.5	$65.0
Growth	27.6	45.0
Coffeyville refinery total capital spending	53.1	110.0
Wynnewood refinery:
Maintenance	10.6	36.0
Growth	0.2	4.0
Wynnewood refinery total capital spending	10.8	40.0
Other:
Maintenance	3.5	7.0
Growth	0.6	3.0
Other total capital spending	4.1	10.0
Total capital spending	$68.0	$160.0

(1)	Includes amounts already spent during the six months ended June 30, 2016.

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $108.3 million with an anticipated completion date in the third quarter of 2016. As of June 30, 2016, we had incurred costs of approximately $95.6 million, excluding capitalized interest, for the hydrogen plant.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$40.8	$308.5
Investing activities	(68.0)	(78.1)
Financing activities	(0.8)	(167.4)
Net increase (decrease) in cash and cash equivalents	$(28.0)	$63.0

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2016 were approximately $40.8 million. The positive cash flow from operating activities generated over this period was primarily driven by realized gains on derivatives of $28.5 million, favorable changes to other working capital of $24.5 million and non-cash depreciation and amortization of $63.1 million and net income of $10.1 million, offset by cash outflows of $93.2 million for trade working capital. The net cash outflow for trade working capital was attributable to increases in accounts receivable of $45.3 million and inventories of $19.3 million and a decrease in accounts payable of $28.6 million. The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates. The increase in inventories was also primarily attributable to increased pricing for both gasoline and distillates, as well as higher crude oil pricing. The decrease in accounts payable was primarily attributable to the payables associated with the turnaround at our Coffeyville refinery which was completed during the first quarter of 2016. Other working capital changes primarily related to increases in accrued expenses and other current liabilities of $30.4 million, which was primarily due to an increase in our biofuel blending obligation under the RFS, partially offset by a reduction in personnel accruals.

Net cash flows provided by operating activities for the six months ended June 30, 2015 were approximately $308.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $274.5 million of net income. Trade working capital for the six months ended June 30, 2015 resulted in a net cash outflow of $56.6 million which was attributable to increases in accounts receivable of $40.3 million and inventory of $20.1 million. The increase in accounts receivable was primarily due to increased receivables related to gasoline sales due to higher gasoline pricing. The increase in inventory was primarily due to increased crude oil inventory due to higher crude oil volumes and pricing, partially offset by lower distillate inventory due to lower pricing. Other working capital activities resulted in a net cash outflow of $12.6 million, which was primarily related to a decrease in other current liabilities of $20.3 million, partially offset by a decrease in prepaid expenses and other current assets of $7.7 million. The decrease in other current liabilities was primarily due to decreases in the biofuel blending obligation and personnel accruals. The decrease in prepaid expenses and other current assets was due to a decrease in prepaid insurance and the timing of payments related to certain other prepaid items.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $68.0 million compared to $78.1 million for the six months ended June 30, 2015. The decrease in cash used in investing activities of $10.1 million was due to lower capital expenditures during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was approximately $0.8 million compared to $167.4 million for the six months ended June 30, 2015. The net cash used in financing activities for the six months ended June 30, 2016 was attributable to capital lease payments. The net cash used in financing activities for the six months ended June 30, 2015 was primarily attributable to distributions to our common unitholders of $166.7 million (including $116.7 million to affiliates).

As of and for the six months ended June 30, 2016, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of June 30, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of June 30, 2016, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2016 from those disclosed in our 2015 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the six months ended June 30, 2016 does not differ materially from that discussed under Part II — Item 7A of our 2015 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At June 30, 2016, the Partnership had open commodity hedging instruments consisting of 0.4 million barrels net of crack spreads and 0.6 million barrels of price and basis swaps. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of commodity hedging instruments of $1.0 million.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchase RINs when prices are deemed favorable. See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

See the accompanying Exhibit Index and related note following the signature page to this Report for a list of exhibits filed or furnished with this Report, which Exhibit Index and note are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

July 29, 2016	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

July 29, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.

†	Furnished herewith.

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