Form 10-Q
period 2016-09-30
CVR Refining, LP
filed 2016-10-28
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 147,600,000 common units outstanding at October 25, 2016.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Report").

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

CRPLLC — Coffeyville Resources Pipeline, LLC.

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

Velocity — Velocity Central Oklahoma Pipeline LLC.

Vitol — Vitol Inc.

Vitol Agreement — The Amended and Restated Crude Oil Supply Agreement between Vitol and CCRM.

VPP — Velocity Pipeline Partners, LLC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$285.9	$187.3
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.3, including $0.0 and $0.3 due from affiliates at September 30, 2016 and December 31, 2015, respectively	127.3	88.9
Inventories	266.1	252.5
Prepaid expenses and other current assets, including $0.9 and $2.0 due from affiliates at September 30, 2016 and December 31, 2015, respectively	58.0	100.3
Total current assets	737.3	629.0
Property, plant, and equipment, net of accumulated depreciation	1,528.2	1,549.5
Other long-term assets	11.8	10.5
Total assets	$2,277.3	$2,189.0
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.8	$1.6
Accounts payable, including $4.8 and $5.4 due to affiliates at September 30, 2016 and December 31, 2015, respectively	197.7	254.3
Personnel accruals, including $3.5 and $4.0 due to affiliates at September 30, 2016 and December 31, 2015, respectively	17.1	21.7
Accrued taxes other than income taxes	20.5	22.1
Accrued expenses and other current liabilities, including $8.5 and $9.8 due to affiliates at September 30, 2016 and December 31, 2015, respectively	155.2	31.8
Total current liabilities	392.3	331.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at September 30, 2016 and December 31, 2015	571.5	572.2
Other long-term liabilities, including $0.6 and $0.8 due to affiliates at September 30, 2016 and December 31, 2015, respectively	6.1	3.9
Total long-term liabilities	577.6	576.1
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at September 30, 2016 and December 31, 2015	1,307.4	1,281.4
General partner interest	—	—
Total partners’ capital	1,307.4	1,281.4
Total liabilities and partners’ capital	$2,277.3	$2,189.0

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,163.5	$1,361.6	$3,161.9	$4,213.6
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	987.5	1,063.7	2,651.7	3,300.8
Direct operating expenses (exclusive of depreciation and amortization)	97.0	112.6	298.7	289.9
Flood insurance recovery	—	—	—	(27.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18.1	18.2	53.4	54.9
Depreciation and amortization	32.5	29.9	95.6	98.1
Total operating costs and expenses	1,135.1	1,224.4	3,099.4	3,716.4
Operating income	28.4	137.2	62.5	497.2
Other income (expense):
Interest expense and other financing costs	(10.8)	(10.4)	(31.7)	(32.2)
Interest income	—	0.1	—	0.3
Gain (loss) on derivatives, net	(1.7)	11.8	(4.8)	(52.2)
Other income, net	—	0.2	—	0.3
Total other income (expense)	(12.5)	1.7	(36.5)	(83.8)
Income before income tax expense	15.9	138.9	26.0	413.4
Income tax expense (benefit)	—	—	—	—
Net income	$15.9	$138.9	$26.0	$413.4

Net income per common unit - basic and diluted	$0.11	$0.94	$0.18	$2.80

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2015	147,600,000	$1,281.4	$—	$1,281.4
Net income	—	26.0	—	26.0
Balance at September 30, 2016	147,600,000	$1,307.4	$—	$1,307.4

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$26.0	$413.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.6	98.1
Allowance for doubtful accounts	0.1	—
Amortization of deferred financing costs	1.4	1.4
Loss on disposition of assets	0.3	0.9
Share-based compensation	2.7	6.6
Loss on derivatives, net	4.8	52.2
Current period settlements on derivative contracts	35.2	(34.0)
Changes in assets and liabilities:
Accounts receivable	(38.4)	4.6
Inventories	(13.5)	45.0
Prepaid expenses and other current assets	3.6	10.6
Other long-term assets	0.4	0.1
Accounts payable	(44.6)	(3.4)
Accrued expenses and other current liabilities	113.2	(28.6)
Other long-term liabilities	(0.4)	—
Net cash provided by operating activities	186.4	566.9
Cash flows from investing activities:
Capital expenditures	(83.4)	(123.6)
Proceeds from sale of assets	—	0.1
Investment in affiliate	(3.2)	—
Net cash used in investing activities	(86.6)	(123.5)
Cash flows from financing activities:
Payment of capital lease obligations	(1.2)	(1.1)
Distributions to common unitholders – affiliates	—	(218.0)
Distributions to common unitholders – non-affiliates	—	(93.4)
Net cash used in financing activities	(1.2)	(312.5)
Net increase in cash and cash equivalents	98.6	130.9
Cash and cash equivalents, beginning of period	187.3	370.2
Cash and cash equivalents, end of period	$285.9	$501.1

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $4.6 and $2.3 in 2016 and 2015, respectively	$22.3	$22.5
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$8.6	$32.7
Change in accounts payable related to construction in process additions	$(11.9)	$12.7

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC (referred to as "CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy") in contemplation of an initial public offering. The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of September 30, 2016, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of September 30, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

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

As of September 30, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings, LLC (“CVR Refining Holdings”), a subsidiary of CRLLC, held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which holds a non-economic general partner interest.

IEP Sale of CVR Refining Units

On August 2, 2016, an affiliate of IEP sold 250,000 common units of CVR Refining. As a result of this transaction, CVR Refining GP and its affiliates collectively own 69.99% of CVR Refining. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, CVR Refining GP has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because CVR Refining GP and its affiliates’ holdings were reduced to less than 70.0%, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%.  Accordingly, if at any time CVR Refining GP and its affiliates own more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.

Management and Operations

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
September 30, 2016
(unaudited)

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2016 and December 31, 2015, the results of operations of the Partnership for the three and nine month periods ended September 30, 2016 and 2015, the changes in partners' capital for the Partnership for the nine month period ended September 30, 2016 and the cash flows of the Partnership for the nine month periods ended September 30, 2016 and 2015.

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. Given the complexity of this new guidance, the Partnership is continuing to evaluate the impact of the standard on its consolidated financial statements and footnote disclosures.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective application method. The Partnership is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2016, only performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award of 3,500 performance units under the 2015 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. The award has a performance cycle beginning on January 1, 2016 and ending on December 31, 2016. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2017. The Partnership will be responsible for reimbursing CVR Energy for its portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2016, there was approximately $0.4 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.3 years. Total compensation expense recorded for the three and nine months ended September 30, 2016 related to the performance unit awards was approximately $0.4 million and $1.3 million, respectively. As of September 30, 2016, the Partnership had a liability of $1.3 million for its portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

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

Assuming the proportion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the quarter ended September 30, 2016, there was approximately $1.5 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1 year. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of September 30, 2016, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended September 30, 2016 and 2015 related to the awards was approximately $0.7 million and $1.0 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2016 and 2015 related to the awards was approximately $0.7 million and $2.6 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its portion of the awards.

As of September 30, 2016 and December 31, 2015, the Partnership had a liability of approximately $2.5 million and $1.8 million, respectively, for its portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the nine months ended September 30, 2016 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2016	511,591	$19.68
Granted	15,696	10.13
Vested	(873)	19.11
Forfeited	(26,403)	19.10
Non-vested at September 30, 2016	500,011	$19.42

As of September 30, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1 year. Total compensation expense recorded for the three months ended September 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was approximately $0.9 million and $1.2 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was approximately $0.9 million and $3.2 million, respectively.

As of September 30, 2016 and December 31, 2015, the Partnership had a liability of approximately $3.2 million and $2.3 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense for the three and nine months ended September 30, 2016 and 2015 as well as the liability related to the SARs as of September 30, 2016 were not material.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Finished goods	$126.4	$104.7
Raw materials and precious metals	86.7	72.6
In-process inventories	14.6	35.7
Parts and supplies	38.4	39.5
Total Inventories	$266.1	$252.5

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Land and improvements	$29.0	$28.7
Buildings	47.3	47.8
Machinery and equipment	2,269.8	2,142.2
Automotive equipment	24.2	23.9
Furniture and fixtures	8.9	8.2
Leasehold improvements	0.8	0.8
Construction in progress	58.0	116.8
	2,438.0	2,368.4
Accumulated depreciation	909.8	818.9
Total property, plant and equipment, net	$1,528.2	$1,549.5

Capitalized interest recognized as a reduction in interest expense for each of the three months ended September 30, 2016 and 2015 totaled approximately $1.2 million. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2016 and 2015 totaled approximately $4.6 million and $2.3 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both September 30, 2016 and December 31, 2015. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.4 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, cost of product sold excludes depreciation and amortization of approximately $4.5 million and $4.6 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $30.5 million and $28.1 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, direct operating expenses exclude depreciation and amortization of approximately $89.2 million and $91.9 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.9 million and $1.6 million, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
6.5% Senior Notes, due 2022	$500.0	$500.0
Intercompany credit facility	31.5	31.5
Capital lease obligations	47.3	48.5
Total debt	578.8	580.0
Unamortized debt issuance costs	(5.5)	(6.2)
Current portion of capital lease obligations	(1.8)	(1.6)
Long-term debt, net of current portion	$571.5	$572.2

During the first quarter of 2016, the Partnership adopted ASU 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to adoption of the ASU, all debt issuance costs were presented as assets. As a result of adoption of the standard, debt issuance costs of $5.5 million and $6.2 million were reclassified as a direct deduction from the carrying value of the related debt balances as of September 30, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets. Debt issuance costs related to the asset-based lending facilities continue to be presented as assets in the Condensed Consolidated Balance Sheets.

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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of September 30, 2016, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At September 30, 2016, the estimated fair value of the 2022 Notes was approximately $452.5 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2016.

As of September 30, 2016, the Partnership had availability under the Amended and Restated ABL Credit Facility of $323.4 million and had letters of credit outstanding of approximately $28.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of September 30, 2016.

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of September 30, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of September 30, 2016, the Partnership had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 157 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 156 months remaining lease term and will expire in September 2029.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at September 30, 2016:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2016, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact, (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and nine months ended September 30, 2016 and 2015, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit data)
Net income	$15.9	$138.9	$26.0	$413.4
Net income per common unit, basic and diluted	$0.11	$0.94	$0.18	$2.80
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Three months ending December 31, 2016	$0.4	$40.6
Year Ending December 31,
2017	0.6	126.7
2018	0.4	120.6
2019	0.2	120.2
2020	0.1	107.7
Thereafter	0.2	739.9
	$1.9	$1,255.7

(1)
This amount includes approximately $754.5 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of September 30, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended September 30, 2016 and 2015, lease expense totaled approximately $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015, lease expense totaled approximately $1.1 million and $1.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended September 30, 2016 and 2015, total expense of approximately $30.5 million and $33.1 million, respectively, was incurred related to long-term commitments. For the nine months ended September 30, 2016 and 2015, total expense of approximately $95.5 million and $94.9 million, respectively, was incurred related to long-term commitments.

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
September 30, 2016
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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

On August 1, 2016, CRCT received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid approximately $160,000 of the preliminary assessed civil penalty, is contesting and requesting mitigation of the remainder, and is also requesting reconsideration of the proposed compliance order. Although CVR Refining cannot predict with certainty the ultimate resolution of the claims asserted, CVR Refining does not believe that the claims in the NOPV will have a material adverse effect on CVR Refining's business, financial condition or results of operations.

At September 30, 2016, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $5.3 million, compared with $3.6 million at December 31, 2015. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2016 and 2015, capital expenditures were approximately $6.5 million and $8.1 million, respectively. For the nine months ended September 30, 2016 and 2015, capital expenditures were approximately $12.3 million and $25.9 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended September 30, 2016 and 2015 was approximately $58.3 million and $19.3 million, respectively. The cost of RINs for the nine months ended September 30, 2016 and 2015 was approximately $152.4 million and $93.4 million, respectively. As of September 30, 2016 and December 31, 2015, CVR Refining's biofuel blending obligation was approximately $126.6 million and $9.5 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

Joint Venture Agreement

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of September 30, 2016, CRPLLC has contributed $3.2 million to VPP, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheet, and expects to contribute a total of approximately $9.3 million during the pipeline construction.

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
September 30, 2016
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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$6.1	$—	$6.1
Total Assets	$—	$6.1	$—	$6.1
Other current liabilities (derivative agreements)	—	(1.5)	—	(1.5)
Other current liabilities (biofuel blending & benzene obligations)	—	(112.3)	—	(112.3)
Total Liabilities	$—	$(113.8)	$—	$(113.8)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$44.7	$—	$44.7
Total Assets	$—	$44.7	$—	$44.7
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(2.7)	—	(2.7)
Total Liabilities	$—	$(2.8)	$—	$(2.8)

As of September 30, 2016 and December 31, 2015, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending and benzene obligations. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending and benzene obligations, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2016.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Current period settlements on derivative contracts	$6.7	$0.8	$35.2	$(34.0)
Gain (loss) on derivatives, net	(1.7)	11.8	(4.8)	(52.2)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. For the three months ended September 30, 2016 and 2015, CVR Refining recognized a nominal net gain and a net gain $4.4 million, respectively, related to activity within the margin account. For the nine months ended September 30, 2016 and 2015, the Partnership recognized a net loss of $0.4 million and a net gain of $3.0 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, the Partnership settled a number of the open crack spread positions and entered into offsetting positions to effectively lock the gain on the remaining open positions to be settled during 2016. During the third quarter of 2016, the Partnership entered into contracts consisting of 2.2 million barrels of crack spreads to fix the margin on a portion of its future production. At September 30, 2016, the Partnership had open commodity hedging instruments consisting of 2.2 million barrels of 2-1-1 crack spreads, 0.2 million barrels net of heating oil crack spreads and 0.3 million barrels of price and basis swaps. The fair value of the outstanding contracts at September 30, 2016 was a net unrealized gain of $4.6 million, of which $6.1 million was included in current assets and $1.5 million was included in current liabilities. For the three months ended September 30, 2016 and 2015, CVR Refining recognized a net loss of $1.7 million and a net gain of $2.8 million, respectively. For the nine months ended September 30, 2016 and 2015, CVR Refining recognized a net loss of $4.4 million and a net loss of $59.8 million, respectively. These recognized gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of September 30, 2016, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining's derivatives as of September 30, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of September 30, 2016
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$6.3	$(0.2)	$6.1	$—	$6.1
Total	$6.3	$(0.2)	$6.1	$—	$6.1

	As of September 30, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$1.7	$(0.2)	$1.5	$—	$1.5
Total	$1.7	$(0.2)	$1.5	$—	$1.5

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
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

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Refining. For the three months ended September 30, 2016 and 2015, CVR Refining recognized $1.2 million and $0.5 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of hydrogen from the nitrogen fertilizer facility. For the nine months ended September 30, 2016 and 2015, CVR Refining recognized $2.9 million and $9.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the purchase of hydrogen from the nitrogen fertilizer facility. At September 30, 2016 and December 31, 2015, payables included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen were approximately $0.3 million and $0.5 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for each of the three months ended September 30, 2016 and 2015 were $0.0 million. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the nine months ended September 30, 2016 and 2015 were $0.0 million and nominal, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three and nine months ended September 30, 2016 and 2015, direct operating expenses generated from the purchase of tail gas from CRNF were nominal.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provided an additional 15% to cover the cost of capital. At September 30, 2016 and December 31, 2015, a liability of approximately $0.2 million was included in other current liabilities and approximately $0.6 million and $0.8 million, respectively, was included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2016 and December 31, 2015, payables were approximately $0.1 million and $0.2 million, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases discussed above. At September 30, 2016 and December 31, 2015, receivables of approximately $0.8 million and $0.7 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.4 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $1.3 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively. Receivables of a nominal amount and approximately $0.3 million, related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$3.4	$4.7	$9.7	$14.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.3	12.9	36.9	38.9
Total	$15.7	$17.6	$46.6	$52.9

At September 30, 2016 and December 31, 2015, payables and liabilities of approximately $11.5 million and $13.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended September 30, 2016 and 2015, approximately $2.0 million and $2.2 million, respectively, were incurred under the partnership agreement. For the nine months ended September 30, 2016 and 2015, approximately $5.4 million and $6.2 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

As of September 30, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility. For each of the three months ended September 30, 2016 and 2015, the Partnership paid $0.3 million, of interest to CRLLC. For the nine months ended September 30, 2016 and 2015, the Partnership paid $0.9 million and $0.8 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

Joint Venture Agreement

On September 19, 2016, CRPLLC entered into an agreement with Velocity related to their joint ownership of VPP. See Note 11 ("Commitments and Contingencies") for additional discussion of the joint venture.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2015 Form 10-K. Results of operations and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the third quarter of 2016 was $0.37 per barrel compared to a premium of $0.43 per barrel in the third quarter of 2015.

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
On May 31, 2016, EPA published in the Federal Register a proposed rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the proposed rule, with the exception of the volume for biomass-based diesel, are lower than the volumes required by the Clean Air Act. EPA is required by the Clean Air Act to publish the final rule in the Federal Register by November 30, 2016.

The cost of RINs for the three months ended September 30, 2016 and 2015 was approximately $58.3 million and $19.3 million, respectively. The cost of RINs for the nine months ended September 30, 2016 and 2015 was approximately $152.4 million and $93.4 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we estimate that the total cost of RINs will be approximately $210.0 million to $250.0 million for the year ending December 31, 2016.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the nine months ended September 30, 2016, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $8.4 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first half of 2016, we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround scheduled for the Wynnewood refinery will be performed as a two phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018. Additionally, we expect to accelerate certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out.
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

On September 19, 2016, CRPLLC, an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity related to their joint ownership of VPP. VPP will construct, own and operate a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and expects to contribute approximately $9.3 million to VPP during the pipeline construction, which is expected to be completed in the second half of 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and expects to contribute approximately $14.0 million. As of September 30, 2016, CRPLLC has contributed $3.2 million to VPP. On September 19, 2016, the Partnership also entered into a transportation agreement with VPP for an initial term of 20 years under which VPP will provide the Partnership with crude oil transportation services for crude oil purchased within a defined geographic area, and the Partnership entered into a terminalling services agreement with Velocity under which the Partnership will receive access to Velocity’s terminal in Lowrance, OK to unload and pump crude oil into VPP's pipeline for an initial term of 20 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gain (loss) on derivatives, net	$1.7	$(11.8)	$4.8	$52.2
Major scheduled turnaround expenses(1)	—	15.6	31.5	17.2
Flood insurance recovery(2)	—	—	—	(27.3)

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

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three and nine months ended September 30, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,163.5	$1,361.6	$3,161.9	$4,213.6
Cost of product sold(1)	987.5	1,063.7	2,651.7	3,300.8
Direct operating expenses(1)(2)	97.0	97.0	267.2	272.7
Major scheduled turnaround expenses	—	15.6	31.5	17.2
Flood insurance recovery	—	—	—	(27.3)
Selling, general and administrative expenses(1)	18.1	18.2	53.4	54.9
Depreciation and amortization	32.5	29.9	95.6	98.1
Operating income	28.4	137.2	62.5	497.2
Interest expense and other financing costs	(10.8)	(10.4)	(31.7)	(32.2)
Interest income	—	0.1	—	0.3
Gain (loss) on derivatives, net	(1.7)	11.8	(4.8)	(52.2)
Other income, net	—	0.2	—	0.3
Income before income tax expense	15.9	138.9	26.0	413.4
Income tax expense	—	—	—	—
Net income	$15.9	$138.9	$26.0	$413.4
Gross profit(3)	$46.5	$155.4	$115.9	$552.1
Refining margin(4)	$176.0	$297.9	$510.2	$912.8
Adjusted EBITDA(5)	$75.3	$229.6	$195.1	$585.6
Available cash for distribution(6)	$0.3	$149.7	$0.3	$405.7

	As of September 30, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$285.9	$187.3
Working capital	345.0	297.5
Total assets	2,277.3	2,189.0
Total debt, including current portion	573.3	573.8
Total partners' capital	1,307.4	1,281.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$145.6	$258.4	$186.4	$566.9
Investing activities	(18.6)	(45.4)	(86.6)	(123.5)
Financing activities	(0.4)	(145.1)	(1.2)	(312.5)
Net cash flow	$126.6	$67.9	$98.6	$130.9

Capital expenditures for property, plant and equipment	$15.4	$45.5	$83.4	$123.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$2.55	$8.44	$2.17	$9.91
Refining margin(4)	$9.66	$16.17	$9.55	$16.38
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.33	$6.11	$5.59	$5.20
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$5.04	$5.79	$5.24	$4.88
Barrels sold (barrels per day)(7)	209,228	211,440	208,192	217,696

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	176,404	85.3	185,228	87.8	174,594	85.4	184,481	85.5
Medium	1,983	1.0	2,037	1.0	2,321	1.1	3,220	1.5
Heavy sour	19,568	9.5	12,891	6.1	17,978	8.9	16,476	7.7
Total crude oil throughput	197,955	95.8	200,156	94.9	194,893	95.4	204,177	94.7
All other feedstocks and blendstocks	8,778	4.2	10,761	5.1	9,476	4.6	11,487	5.3
Total throughput	206,733	100.0	210,917	100.0	204,369	100.0	215,664	100.0
Production:
Gasoline	106,120	51.2	103,479	48.9	106,774	52.2	106,650	49.1
Distillate	84,669	40.9	88,479	41.8	83,101	40.6	91,262	42.0
Other (excluding internally produced fuel)	16,390	7.9	19,608	9.3	14,738	7.2	19,210	8.9
Total refining production (excluding internally produced fuel)	207,179	100.0	211,566	100.0	204,613	100.0	217,122	100.0
Product price (dollars per gallon):
Gasoline	$1.45		$1.72		$1.31		$1.69
Distillate	1.45		1.60		1.30		1.70

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$44.94	$46.50	$41.53	$51.01
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.47	(1.62)	0.82	(0.47)
WTI less WCS (heavy sour)	14.23	15.14	13.59	12.79
NYMEX Crack Spreads:
Gasoline	13.73	22.23	16.24	22.30
Heating Oil	14.34	20.05	13.04	22.87
NYMEX 2-1-1 Crack Spread	14.03	21.14	14.64	22.59
PADD II Group 3 Basis:
Gasoline	0.48	0.63	(3.59)	(2.99)
Ultra Low Sulfur Diesel	1.01	0.27	(0.38)	(2.61)
PADD II Group 3 Product Crack Spread:
Gasoline	14.21	22.87	12.65	19.31
Ultra Low Sulfur Diesel	15.35	20.31	12.65	20.26
PADD II Group 3 2-1-1	14.78	21.59	12.65	19.78

(1)
Our cost of product sold, direct operating expenses and selling, general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 are shown exclusive of depreciation and amortization, which is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.4	$1.3	$4.5	$4.6
Depreciation and amortization excluded from direct operating expenses	30.5	28.1	89.2	91.9
Depreciation and amortization excluded from selling, general and administrative expenses	0.6	0.5	1.9	1.6
Total depreciation and amortization	$32.5	$29.9	$95.6	$98.1

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit, a GAAP measure, is calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, flood insurance recovery and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

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

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact, favorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and Adjusted EBITDA), (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. We present Adjusted EBITDA because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$15.9	$138.9	$26.0	$413.4
Add:
Interest expense and other financing costs, net of interest income	10.8	10.3	31.7	31.9
Income tax expense	—	—	—	—
Depreciation and amortization	32.5	29.9	95.6	98.1
EBITDA	59.2	179.1	153.3	543.4
Add:
FIFO impact, (favorable) unfavorable(a)	7.7	45.6	(29.7)	33.7
Share-based compensation, non-cash	—	0.3	—	0.4
Major scheduled turnaround expenses(b)	—	15.6	31.5	17.2
(Gain) loss on derivatives, net	1.7	(11.8)	4.8	52.2
Current period settlements on derivative contracts(c)	6.7	0.8	35.2	(34.0)
Flood insurance recovery	—	—	—	(27.3)
Adjusted EBITDA	$75.3	$229.6	$195.1	$585.6

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$75.3	$195.1
Adjustments:
Less:
Cash needs for debt service	(10.0)	(30.0)
Reserves for environmental and maintenance capital expenditures	(40.0)	(96.4)
Reserves for major scheduled turnaround expenses	(25.0)	(48.7)
Reserves for future operating needs	—	(19.7)
Available cash for distribution	$0.3	$0.3
Available cash for distribution, per unit	$—	$—
Common units outstanding	147.6	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$788.1	$840.0	$2,094.1	$2,698.0
Cost of product sold (exclusive of depreciation and amortization)	669.9	669.9	1,763.3	2,135.6
Direct operating expenses (exclusive of depreciation and amortization)	50.7	54.0	144.5	155.6
Major scheduled turnaround expenses	—	15.6	31.5	17.2
Flood insurance recovery	—	—	—	(27.3)
Depreciation and amortization	17.7	15.7	51.4	54.7
Gross profit	$49.8	$84.8	$103.4	$362.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	50.7	69.6	176.0	172.8
Flood insurance recovery	—	—	—	(27.3)
Depreciation and amortization	17.7	15.7	51.4	54.7
Refining margin	$118.2	$170.1	$330.8	$562.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$4.15	$7.76	$3.11	$10.58
Refining margin	$9.86	$15.57	$9.94	$16.42
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.23	$6.37	$5.29	$5.05
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.93	$5.95	$4.80	$4.61
Barrels sold (barrels per day)	140,256	127,089	133,729	137,365

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	110,825	81.0	105,314	83.3	101,803	79.2	106,256	79.2
Medium	—	—	552	0.4	1,641	1.3	2,732	2.0
Heavy sour	19,568	14.3	12,891	10.2	17,978	13.9	16,476	12.3
Total crude oil throughput	130,393	95.3	118,757	93.9	121,422	94.4	125,464	93.5
All other feedstocks and blendstocks	6,399	4.7	7,753	6.1	7,193	5.6	8,691	6.5
Total throughput	136,792	100.0	126,510	100.0	128,615	100.0	134,155	100.0
Production:
Gasoline	70,013	50.3	60,849	47.3	67,298	51.5	65,000	47.4
Distillate	57,839	41.6	55,521	43.1	54,192	41.5	59,050	43.0
Other (excluding internally produced fuel)	11,286	8.1	12,407	9.6	9,191	7.0	13,115	9.6
Total refining production (excluding internally produced fuel)	139,138	100.0	128,777	100.0	130,681	100.0	137,165	100.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$374.3	$520.5	$1,064.4	$1,512.3
Cost of product sold (exclusive of depreciation and amortization)	317.7	393.1	888.5	1,164.5
Direct operating expenses (exclusive of depreciation and amortization)	46.3	42.9	122.7	117.0
Major scheduled turnaround expenses	—	—	—	—
Depreciation and amortization	12.7	12.5	38.0	37.6
Gross profit (loss)	$(2.4)	$72.0	$15.2	$193.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	46.3	42.9	122.7	117.0
Depreciation and amortization	12.7	12.5	38.0	37.6
Refining margin	$56.6	$127.4	$175.9	$347.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$(0.39)	$9.61	$0.76	$8.99
Refining margin	$9.10	$17.01	$8.74	$16.18
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$7.45	$5.73	$6.10	$5.44
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$7.29	$5.53	$6.01	$5.33
Barrels sold (barrels per day)	68,971	84,351	74,463	80,332

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	65,579	93.8	79,914	94.6	72,791	96.1	78,225	96.0
Medium	1,983	2.8	1,485	1.8	680	0.9	488	0.6
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	67,562	96.6	81,399	96.4	73,471	97.0	78,713	96.6
All other feedstocks and blendstocks	2,379	3.4	3,008	3.6	2,283	3.0	2,796	3.4
Total throughput	69,941	100.0	84,407	100.0	75,754	100.0	81,509	100.0
Production:
Gasoline	36,107	53.1	42,630	51.5	39,476	53.4	41,650	52.1
Distillate	26,830	39.4	32,958	39.8	28,909	39.1	32,212	40.3
Other (excluding internally produced fuel)	5,104	7.5	7,201	8.7	5,547	7.5	6,095	7.6
Total refining production (excluding internally produced fuel)	68,041	100.0	82,789	100.0	73,932	100.0	79,957	100.0

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales. Net sales were $1,163.5 million for the three months ended September 30, 2016 compared to $1,361.6 million for the three months ended September 30, 2015. The decrease of $198.1 million, or 15%, was largely the result of lower sales prices for our transportation fuels and by-products, combined with a slight decrease in sales volumes. Overall sales volumes decreased approximately 2.3% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. For the three months ended September 30, 2016, our average sales price per gallon for gasoline of $1.45 decreased by approximately 15.7%, as compared to $1.72 for the three months ended September 30, 2015, and our average sales price per gallon for distillates of $1.45 for the three months ended September 30, 2016 decreased by approximately 9.4%, as compared to $1.60 for the three months ended September 30, 2015.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.2	$61.00	$624.7	10.3	$72.09	$744.9	(0.1)	$(120.2)	$(113.6)	$(6.6)
Distillate	8.0	$60.79	$489.2	8.2	$67.34	$558.6	(0.2)	$(69.4)	$(52.7)	$(16.7)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $987.5 million for the three months ended September 30, 2016 compared to $1,063.7 million for the three months ended September 30, 2015. The decrease of $76.2 million, or 7%, was primarily the result of decreases in the cost of consumed crude and purchased products for resale, which were partially offset by an increase in net RINs costs. The decrease in consumed crude oil costs was due to a 3.4% decrease in crude oil prices combined with a 1.1% decrease in crude oil consumed. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2016 was $44.58 compared to $46.64 for the comparable period of 2015, a decrease of approximately 4.4%. The cost of RINs for the three months ended September 30, 2016 was approximately $58.3 million, a significant increase of $39.0 million, or 202%, as compared to $19.3 million for the three months ended September 30, 2015. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended September 30, 2016, we had an unfavorable FIFO inventory impact of $7.7 million compared to an unfavorable FIFO inventory impact of $45.6 million for the comparable period of 2015.

Refining margin per barrel of crude oil throughput decreased to $9.66 for the three months ended September 30, 2016 from $16.17 for the three months ended September 30, 2015. Refining margin adjusted for FIFO impact was $10.09 per crude oil throughput barrel for the three months ended September 30, 2016, as compared to $18.65 per crude oil throughput barrel for the three months ended September 30, 2015. Gross profit per barrel decreased to $2.55 for the three months ended September 30, 2016, as compared to gross profit per barrel of $8.44 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuel prices, higher costs of RINs and an unfavorable change in the gasoline basis over the prior year period, which were partially offset by a favorable change in the distillate basis over the prior year period. The NYMEX 2-1-1 crack spread for the three months ended September 30, 2016 was $14.03 per barrel, a decrease of approximately 34.0% over the NYMEX 2-1-1 crack spread of $21.14 per barrel for the three months ended September 30, 2015. The increase in RINs cost for the three months ended September 30, 2016 was primarily due to higher market prices for RINs as compared to the three months ended September 30, 2015. The Group 3 gasoline basis was $0.48 per barrel for the three months ended September 30, 2016 as compared to $0.63 per barrel for the three months ended September 30, 2015. The Group 3 distillate basis was $1.01 per barrel for the three months ended September 30, 2016 as compared to $0.27 per barrel for the three months ended September 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $97.0 million for the three months ended September 30, 2016 compared to direct operating expenses and major scheduled turnaround expenses of $112.6 million for the three months ended September 30, 2015. The decrease of $15.6 million was primarily the result of a decrease in expenses associated with our Coffeyville refinery's major schedule turnaround which began at the end of the third quarter of 2015. Direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2016 decreased to $5.33 per barrel, as compared to $6.11 per barrel for the three months ended September 30, 2015. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall costs.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.1 million for the three months ended September 30, 2016 compared to $18.2 million for the three months ended September 30, 2015. The decrease of $0.1 million was primarily the result of lower employee-related expenses.

Operating Income. Operating income was $28.4 million for the three months ended September 30, 2016, as compared to operating income of $137.2 million for the three months ended September 30, 2015. The decrease of $108.8 million was primarily the result of a decrease in the refining margin of $121.9 million and an increase in depreciation and amortization of $2.6 million, partially offset by a decrease in direct operating expenses associated with the turnaround at our Coffeyville refinery which began at the end of the third quarter of 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 was $10.8 million, as compared to $10.4 million for the three months ended September 30, 2015. The increase of $0.4 million was primarily related to higher LIBOR rates for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Gain (loss) on Derivatives, net. For the three months ended September 30, 2016, we recorded a $1.7 million net loss on derivatives. This compares to a $11.8 million net gain on derivatives for the three months ended September 30, 2015. This change was primarily due to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales. Net sales were $3,161.9 million for the nine months ended September 30, 2016 compared to $4,213.6 million for the nine months ended September 30, 2015. The decrease of $1,051.7 million was largely the result of significantly lower sales prices for our transportation fuels and by-products, as well as a decrease in sales volumes. For the nine months ended September 30, 2016, our average sales price per gallon for gasoline of $1.31 decreased by approximately 22.5%, as compared to $1.69 for the nine months ended September 30, 2015, and our average sales price per gallon for distillates of $1.30 for the nine months ended September 30, 2016 decreased by approximately 23.5%, as compared to $1.70 for the nine months ended September 30, 2015. Overall sales volumes decreased approximately 2.8% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Sales volumes for the nine months ended September 30, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	31.5	$54.94	$1,731.5	31.4	$70.91	2,225.0	0.1	$(493.5)	$(503.4)	$9.9
Distillate	23.8	$54.50	$1,294.5	25.5	$71.54	1,822.2	(1.7)	$(527.7)	$(404.9)	$(122.8)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of product sold (exclusive of depreciation and amortization) was $2,651.7 million for the nine months ended September 30, 2016 compared to $3,300.8 million for the nine months ended September 30, 2015. The decrease of $649.1 million, or 20%, was primarily the result of decreases in the cost of consumed crude, which was partially offset by an increase in net RINs costs. The decrease in consumed crude oil costs was due to a combined decrease in crude oil throughput volume and crude prices. The WTI benchmark crude price decreased approximately 18.6% from the nine months ended September 30, 2015. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2016 was $39.81 compared to $49.66 for the comparable period of 2015, a decrease of approximately 20.0%. Our crude oil throughput volume decreased by approximately 4.5% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the nine months ended September 30, 2016, we had a favorable FIFO inventory impact of $29.7 million compared to an unfavorable FIFO inventory impact of $33.7 million for the comparable period of 2015.

Refining margin per barrel of crude oil throughput decreased to $9.55 for the nine months ended September 30, 2016 from $16.38 for the nine months ended September 30, 2015. Refining margin adjusted for FIFO impact was $8.99 per crude oil throughput barrel for the nine months ended September 30, 2016, as compared to $16.98 per crude oil throughput barrel for the nine months ended September 30, 2015. Gross profit per barrel decreased to $2.17 for the nine months ended September 30, 2016, as compared to gross profit per barrel of $9.91 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing, an increase in net RINs costs and an unfavorable change in gasoline basis, which was partially offset by a favorable change in the distillate basis. The NYMEX 2-1-1 crack spread for the nine months ended September 30, 2016 was $14.64 per barrel, a decrease of approximately 35.2% over the NYMEX 2-1-1 crack spread of $22.59 per barrel for the nine months ended September 30, 2015. The cost of RINs for the nine months ended September 30, 2016 was approximately $152.4 million, an increase of $59.0 million, or 63.2%, as compared to $93.4 million for the nine months ended September 30, 2015. The increase in RINs cost for the nine months ended September 30, 2016 was primarily due to higher market prices for RINs as compared to the nine months ended September 30, 2015. The Group 3 gasoline basis was $(3.59) per barrel for the nine months ended September 30, 2016 as compared to $(2.99) per barrel for the nine months ended September 30, 2015. The Group 3 distillate basis was $(0.38) per barrel for the nine months ended September 30, 2016 as compared to $(2.61) per barrel for the nine months ended September 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $298.7 million for the nine months ended September 30, 2016 compared to direct operating expenses of $289.9 million for the nine months ended September 30, 2015. The increase of $8.8 million was primarily the result of increases in turnaround expenses at our Coffeyville refinery of $14.3 million. Direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2016 increased to $5.59 per barrel, as compared to $5.20 per barrel for the nine months ended September 30, 2015. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher overall expenses and lower throughput rates.

Flood Insurance Recovery. During the nine months ended September 30, 2015, we received settlement proceeds from our environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at our Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $53.4 million for the nine months ended September 30, 2016 compared to $54.9 million for the nine months ended September 30, 2015. The decrease of $1.5 million was primarily the result of lower employee-related expenses and lower bad debt expense.

Operating Income. Operating income was $62.5 million for the nine months ended September 30, 2016, as compared to operating income of $497.2 million for the nine months ended September 30, 2015. The decrease of $434.7 million was primarily the result of a decrease in refining margin of $402.6 million due to significantly lower sales prices for our transportation fuels and by-products, an increase in direct operating expenses of $8.8 million primarily due to the second phase of the Coffeyville refinery turnaround during the first quarter of 2016 and last year's flood insurance recovery of $27.3 million.

Interest Expense. Interest expense for the nine months ended September 30, 2016 was $31.7 million, as compared to $32.2 million for the nine months ended September 30, 2015. The decrease of approximately $0.5 million was the result of higher capitalized interest primarily related to the hydrogen plant project at the Coffeyville refinery.

Loss on Derivatives, net. For the nine months ended September 30, 2016, we recorded a $4.8 million net loss on derivatives. This compares to a $52.2 million net loss on derivatives for the nine months ended September 30, 2015. This change was primarily due to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

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

Cash Balance and Other Liquidity

As of September 30, 2016, we had cash and cash equivalents of $285.9 million. Working capital at September 30, 2016 was $345.0 million, consisting of $737.3 million in current assets and $392.3 million in current liabilities. Working capital at December 31, 2015 was $297.5 million, consisting of $629.0 million in current assets and $331.5 million in current liabilities. As of October 25, 2016, we had cash and cash equivalents of $334.9 million.

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

As of September 30, 2016, we had $323.4 million available under the Amended and Restated ABL Credit Facility and $218.5 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

Borrowing Activities

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of September 30, 2016, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of September 30, 2016, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2016.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of September 30, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. As of September 30, 2016, we had borrowings of $31.5 million outstanding and $218.5 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2016 and current estimated capital expenditures for 2016 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Nine Months Ended September 30, 2016	2016 Estimate(1)
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$31.0	$48.0
Growth	31.9	39.0
Coffeyville refinery total capital spending	62.9	87.0
Wynnewood refinery:
Maintenance	14.5	24.0
Growth	0.4	1.0
Wynnewood refinery total capital spending	14.9	25.0
Other:
Maintenance	4.6	7.0
Growth	1.0	1.0
Other total capital spending	5.6	8.0
Total capital spending	$83.4	$120.0

(1)	Includes amounts already spent during the nine months ended September 30, 2016.

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. As of September 30, 2016, we had incurred costs of approximately $96.2 million, excluding capitalized interest, for the hydrogen plant. The total estimated cost of this project, excluding capitalized interest, is approximately $108.0 million, including the remaining estimated costs to fully complete the project and for pipeline tie in work.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$186.4	$566.9
Investing activities	(86.6)	(123.5)
Financing activities	(1.2)	(312.5)
Net increase in cash and cash equivalents	$98.6	$130.9

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2016 were approximately $186.4 million. The positive cash flow from operating activities generated over this period was primarily driven by favorable changes to other working capital of $116.8 million, non-cash depreciation and amortization of $95.6 million, realized gains on derivatives of $35.2 million, and net income of $26.0 million, offset by cash outflows of $96.5 million for trade working capital. The cash inflow from other working capital was primarily due to an increase in other current liabilities ($113.2 million) and prepaid expense ($3.6 million). The increase in other current liabilities was primarily due to an increase in the biofuel blending obligation as a result of higher market prices for RINs and a reduction in the volume of purchased RINs in 2016 compared to 2015. The net cash outflow for trade working capital was attributable to a decrease in in accounts payable of $44.6 million, an increase in accounts receivable of $38.4 million and an increase in inventories of $13.5 million. The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates. The increase in inventories was also primarily attributable to increased pricing for both gasoline and distillates, as well as higher crude oil pricing. The decrease in accounts payable was primarily attributable to the payables associated with the turnaround at our Coffeyville refinery which was completed during the first quarter of 2016.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $86.6 million compared to $123.5 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities was due to lower capital expenditures of $40.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, partially offset by a $3.2 million investment in affiliate.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was approximately $1.2 million compared to $312.5 million for the nine months ended September 30, 2015. The net cash used in financing activities for the nine months ended September 30, 2016 was attributable to capital lease payments. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily attributable to distributions to our common unitholders of $311.4 million (including $218.0 million to affiliates).

As of and for the nine months ended September 30, 2016, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of September 30, 2016, the Partnership had borrowings of $31.5 million outstanding under the intercompany credit facility.

Contractual Obligations

As of September 30, 2016, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2016 from those disclosed in our 2015 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the nine months ended September 30, 2016 does not differ materially from that discussed under Part II — Item 7A of our 2015 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At September 30, 2016, the Partnership had open commodity hedging instruments consisting of 2.2 million barrels of 2-1-1 crack spreads, 0.2 million barrels net of heating oil crack spreads and 0.3 million barrels of price and basis swaps. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of commodity hedging instruments of $2.7 million.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchase RINs when prices are deemed favorable. See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

October 28, 2016	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

October 28, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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