Form 10-K
period 2016-12-31
CVR Refining, LP
filed 2017-02-21
CIK 1558785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2016 (the last business day of the registrant’s second fiscal quarter) was $341,397,079. Common units of the registrant held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common units as of June 30, 2015 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

Class	Outstanding at February 14, 2017
Common units representing limited partner interests	147,600,000 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Report").
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

Initial Public Offering — The initial public offering of 27,600,000 common units representing limited partner interests ("common units") of CVR Refining, which closed on January 23, 2013 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

intercompany credit facility — A $250.0 million senior unsecured revolving credit facility between CRLLC and Refining LLC.

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

SEC — Securities and Exchange Commission.

Second Underwritten Offering — The second underwritten offering of 7,475,000 common units of CVR Refining, which closed on June 30, 2014 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

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

Underwritten Offering —The underwritten offering of 13,209,236 common units of CVR Refining, which closed on May 20, 2013 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

Velocity — Velocity Central Oklahoma Pipeline LLC.

Vitol — Vitol Inc.

Vitol Agreement — The Amended and Restated Crude Oil Supply Agreement between Vitol and CRRM.

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

Wells Fargo — Wells Fargo Bank, National Association.

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

We are a petroleum refiner and own two of only seven refineries in Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 22% of the region's refining capacity. In addition, we also control and operate supporting logistics assets including (i) approximately 340 miles of active owned and leased pipelines, (ii) approximately 150 crude oil transports, (iii) a network of strategically located crude oil gathering tank farms, (iv) approximately 6.4 million barrels of owned and leased crude oil storage, and (v) over 4.5 million barrels of combined refined products and feedstocks storage capacity. The strategic location of our refineries, combined with our supporting logistics assets, provide us with a significant crude oil cost advantage relative to our competitors. Furthermore, our Coffeyville refinery located in southeast Kansas and the Wynnewood refinery located 65 miles south of Oklahoma City, Oklahoma, are approximately 100 miles and 130 miles, respectively, from the crude oil hub at Cushing, Oklahoma ("Cushing"), and have access to inland domestic and Canadian crude oils that are priced based on the price of WTI. During the year ended December 31, 2016, the crude oil consumed at the refineries was price advantaged to WTI.

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

For the year ended December 31, 2016, our Coffeyville refinery's product yield included gasoline (51%), diesel fuel (primarily ultra-low sulfur diesel) (42%), and pet coke and other refined products such as natural gas liquids ("NGLs") (propane and butane), slurry, sulfur and gas oil (7%). Our Wynnewood refinery's product yield included gasoline (53%), diesel fuel (primarily ultra-low sulfur diesel) (35%), asphalt (5%), jet fuel (4%) and other products (3%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).

Our logistics assets have grown substantially since 2005. We have grown our crude oil gathering system capacity from 7,000 bpd in 2005 to over 70,000 bpd currently. The gathering system allows us to gather crude oil that is purchased from independent crude oil producers in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries. During 2016, we gathered approximately 71,000 bpd of price-advantaged crudes from our gathering area. The system has field offices in Bartlesville and Pauls Valley, Oklahoma, Plainville and Winfield, Kansas and Denver, Colorado. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. In aggregate, these crudes have been sourced at a discount to WTI because of our proximity to the sources of crude oil, existing logistics infrastructure and quality differences. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian crude to our refineries. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which both became in-service during 2015. Both the Pony Express and White Cliffs pipelines originate in Colorado and extend to Cushing.

In addition to our gathering system, we own (i) a 170,000 bpd pipeline system that transports crude oil from our Broome Station facility to our Coffeyville refinery, (ii) approximately 1.5 million barrels of crude oil storage capacity that supports the gathering system and our Coffeyville refinery, (iii) approximately 0.9 million barrels of crude oil storage capacity at our Wynnewood refinery and (iv) approximately 1.5 million barrels of crude oil storage capacity in Cushing. We also lease additional crude oil storage capacity of approximately (v) 2.2 million barrels in Cushing, (vi) 0.2 million barrels in Duncan, Oklahoma and (vii) 0.1 million barrels at our Wynnewood refinery. The Duncan storage supports our Wynnewood refinery while the Cushing storage supports both our Wynnewood and Coffeyville refineries.

For the fiscal years ended December 31, 2016, 2015 and 2014, we generated net sales of $4.4 billion, $5.2 billion and $8.8 billion, respectively, and operating income of $77.8 million, $361.7 million and $207.2 million, respectively.

Our History

Our Coffeyville refining business was operated as a small component of Farmland Industries, Inc. ("Farmland") until March 3, 2004, the date on which CRLLC completed the acquisition of these assets and the adjacent nitrogen fertilizer plant now operated by CVR Partners through a bankruptcy court auction.

On June 24, 2005, our Coffeyville refinery and related businesses (as well as the adjacent nitrogen fertilizer plant now operated by CVR Partners), were acquired by Coffeyville Acquisition LLC ("CALLC").

On October 26, 2007, CVR Energy completed its initial public offering and its common stock was listed on the NYSE under the symbol "CVI." CVR Energy was formed as a wholly-owned subsidiary of CALLC in September 2006 in order to complete the initial public offering of the businesses acquired by CALLC. At the time of its initial public offering, CVR Energy operated our business and indirectly owned all of the limited partner interests in CVR Partners. In April 2011, CVR Partners completed its initial public offering. CVR Partners' common units are listed on the NYSE under the symbol "UAN." As of December 31, 2016, CVR Energy indirectly owns the general partner and approximately 34% of the outstanding common units of CVR Partners.

On December 15, 2011, CRLLC acquired all of the issued and outstanding shares of WEC. The assets acquired included a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of storage tanks.

In May 2012, an affiliate of Icahn Enterprises L.P. ("IEP") acquired a majority of CVR Energy's common stock. As of December 31, 2016, IEP and its affiliates owned approximately 82% of CVR Energy's outstanding common stock.

We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation of the Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets to Refining LLC in October 2012, and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a subsidiary of CRLLC and an indirect wholly-owned subsidiary of CVR Energy, contributed Refining LLC to us on December 31, 2012.

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

Immediately following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximating 71% of all outstanding limited partner interests.

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

On August 2, 2016, an affiliate of IEP sold 250,000 common units of CVR Refining. As a result of this transaction, CVR Refining GP and its affiliates collectively own 69.99% of CVR Refining's outstanding common units. Pursuant to CVR Refining's partnership agreement, in certain circumstances, CVR Refining GP has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because CVR Refining GP and its affiliates’ holdings were reduced to less than 70.0% of CVR Refining's outstanding common units, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%. Accordingly, if at any time CVR Refining GP and its affiliates own more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.

As of December 31, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, which holds a non-economic general partner interest.

Organizational Structure and Related Ownership

The following chart illustrates our organizational structure as of the date of this Report.

Public
Icahn Enterprises, L.P.
(NASDAQ: IEP)
5,750,000 Common Units
18%
82%
CVR Energy, Inc.
NYSE: CVI
Coffeyville Resources, LLC
Intercompany Credit Facility Lender
100%
3.9%
CVR Refining Holdings, LLC
97,315,764 Common Units
100%
Public
44,534,236 Common Units
66%
CVR Refining GP, LLC
(the General Partner)
30.1%
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
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
Coffeyville Finance Inc.
Co-Issuer of 2022 Notes

Crude and Feedstock Supply

Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, our Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades, various Canadian medium and heavy sours, and North Dakota Bakken and other similarly sourced crudes. While crude oil has constituted over 90% of our Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.

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

Crude oil is supplied to our refineries through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2016 and it now has the capacity of supplying over 70,000 bpd of crude oil to our refineries. For the year ended December 31, 2016, the gathering system supplied approximately 41% and 34% of the Coffeyville and Wynnewood refineries' crude oil demand, respectively. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although sometimes slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing by various pipelines, including the Keystone and Spearhead pipelines, and subsequently to our Broome Station facility via the Plains pipeline. Beginning in May 2015 and November 2015, our contracted capacity includes the Pony Express and White Cliffs pipelines, respectively. From the Broome Station facility, crude oil is delivered to our Coffeyville refinery via our own 170,000 bpd pipeline system. Crude oils are delivered to the Wynnewood refinery by three separate pipelines, and received into storage tanks at terminals located at or near the refinery.

For the year ended December 31, 2016, our Coffeyville refinery's crude oil supply blend was comprised of approximately 84.3% light sweet crude oil, 14.7% heavy sour crude oil and 1% light/medium sour crude oil. For the year ended December 31, 2016, our Wynnewood refinery's crude oil supply blend was comprised of approximately 98.2% light sweet crude oil and approximately 1.8% light/medium sour crude oil. The light sweet crude oil supply blend includes our locally gathered crude oil.

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

Refining Process

Coffeyville Refinery. Our Coffeyville refinery is a 115,000 bpcd rated capacity facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. Our Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow us to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, our Coffeyville refinery has a redundant supply of hydrogen pursuant to our feedstock and shared services agreement with CVR Partners. Our Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil into products such as gasoline, diesel, kerosene, propane, butane, sulfur, heavy oil and petroleum coke. During the year ended December 31, 2016, our Coffeyville refinery processed approximately 124,200 bpd and 8,500 bpd of crude oil and feedstocks and blendstocks, respectively. These throughput rates for 2016 reflect the second phase of the major scheduled turnaround completed in the first quarter of 2016.

Wynnewood Refinery. Our Wynnewood refinery is a 70,000 bpcd rated capacity facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to our Coffeyville refinery, our Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil (although isobutane, gasoline components, and normal butane are also typically used) into products such as gasoline, jet fuel, kerosene, propane, butane, propylene, sulfur, solvents, heavy oil and asphalt. During the year ended December 31, 2016, our Wynnewood refinery processed approximately 73,900 bpd and 2,600 bpd of crude oil and feedstocks and blendstocks, respectively.

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

We also have a rack marketing business supplying product through tanker trucks directly to customers located in proximity to our Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, our Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, our Coffeyville refinery sells a by-product of its refining operations, petroleum coke, to an affiliate, CVR Partners, pursuant to a multi-year agreement. For the year ended December 31, 2016, our two largest customers accounted for approximately 15% and 10% of our net sales while approximately 54% of our net sales were made to our ten largest customers.

Competition

We compete primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against five refineries operated in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. Our competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, CHS Inc., Valero and Flint Hills Resources.

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

The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our petroleum operations when regulations change or we add new equipment or modify our existing equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants ("NESHAP"), New Source Performance Standards ("NSPS") and New Source Review/Prevention of Significant Deterioration ("PSD"). We have incurred, and may be required to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

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

The Federal Clean Water Act

The federal Clean Water Act ("CWA") and its implementing regulations, as well as the corresponding state laws and regulations that regulate the discharge of pollutants into the water, affect our operations. Direct impacts occur through the CWA's permitting requirements, which establish discharge limitations based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants that may be released to a particular water body based on its use. In addition, water resources are becoming and in the future may become scarcer, and many refiners, including CRRM and WRC, are subject to restrictions on their ability to use water in the event of low availability conditions. Both CRRM and WRC have contracts in place to receive water during certain water shortage conditions, but these conditions could change over time if water becomes scarce.

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

Tier 3.  In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery,” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

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

Renewable Fuel Standards

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the "Renewable Fuel Standards."

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

Impacts of Past Manufacturing.  The 2004 Consent Decree that CRRM signed with the EPA and the Kansas Department of Health and Environment (the "KDHE") required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which required investigation and interim remediation projects. In December 2016, the Coffeyville refinery submitted a post-closure permit application to KDHE to complete closure of former hazardous waste management units at the Coffeyville refinery and perform corrective action at the site. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Phillipsburg terminal continues to implement interim measures to address the investigation’s findings. Further remediation, if ordered necessary by EPA or the state, will be based on the results of the investigation. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, the Oklahoma Department of Environmental Quality ("ODEQ") and WRC have entered into a Consent Order requiring further investigations of groundwater conditions and enhancements of existing remediation systems. The Wynnewood refinery has completed the groundwater investigation and ODEQ has approved our corrective action recommendations.

The anticipated investigation and remediation costs through 2020 were estimated, as of December 31, 2016, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2020	Total Estimated Costs Through 2020
	(in millions)
Coffeyville Refinery	$0.2	$—	$1.0	$1.2
Phillipsburg Terminal	0.5	—	0.7	1.2
Wynnewood Refinery	0.2	—	1.1	1.3
Total Estimated Costs	$0.9	$—	$2.8	$3.7

These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2017, we will spend approximately $6.5 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $2.1 million in 2016 associated with related remediation.

Financial Assurance

We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, Coffeyville Resources Terminal, LLC, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $3.6 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.2 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $4.9 million and $2.5 million is required by our post-closure care obligations and the 2004 Consent Decree for clean-up costs at the Coffeyville refinery and Phillipsburg terminal, respectively. The $3.6 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.2 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

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

Environmental Insurance

We are covered by CVR Energy's site pollution legal liability insurance policy with an aggregate limit of $51.0 million per pollution condition, subject to a self-insured retention of $1.0 million. The policy includes business interruption coverage, subject to a 5-day waiting period deductible. This insurance expires on March 1, 2017 and is expected to be renewed without any material changes in terms. The policy insures any location owned, leased, rented or operated by CVR Refining, including the Coffeyville refinery and the Wynnewood refinery. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $300.0 million, subject to a self-insured retention and deductible of $5.0 million. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2017 and are expected to be renewed or replaced by insurance policies containing materially equivalent sudden and accidental pollution coverage with no reduction in limits.

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

Employees

As of December 31, 2016, we employed 968 direct employees. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.

As of December 31, 2016, (i) the Coffeyville refinery employed 327 of our employees, about 70% of whom are covered by a collective bargaining agreement with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions"), which expires in March 2019, (ii) we had 268 employees who work in crude transportation, about 32% of whom are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"), which expires in March 2019 and automatically renews on an annual basis unless a written notice is received sixty days in advance of the relevant expiration date, and (iii) the Wynnewood refinery employed 323 of our employees, about 58% of whom are covered by a collective bargaining agreement with the International Union of Operating Engineers, which expires in June 2017.

We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement among us, CVR Energy and our general partner. Additionally, the Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement and had 14 employees as of December 31, 2016. For more information on these agreements, refer to Part II, Item 8, Note 14 ("Related Party Transactions") of this Report.

Available Information

Our website address is www.cvrrefining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Charters of the Audit Committee and Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

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

Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows. The Arabian Gulf and Far East regions added refining capacity in 2015 and 2016.

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

We have sustained losses over the past ten-year period at our refineries, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events included the Coffeyville refinery flood in June 2007; the fire in the Coffeyville refinery fluid catalytic cracking unit ("FCCU") in December 2010; a hydrocracker unit fire at the Wynnewood refinery in December 2010; a boiler explosion at the Wynnewood refinery in September 2012; a FCCU outage at the Coffeyville refinery in July/August 2013; and a isomerization unit fire at the Coffeyville refinery in July 2014.

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.25 billion for each occurrence. The property and business interruption policies insure real and personal property, including property located at our Coffeyville and Wynnewood refineries and our related crude gathering and logistics assets. There is potential for a common occurrence to impact both the CVR Partners' nitrogen fertilizer plant in Coffeyville, Kansas and the Coffeyville refinery, in which case the insurance limits and applicable sub-limits would apply to all damages combined. Under this insurance program there is a $2.5 million property damage retention for property, except there is a $10.0 million retention for refinery property. For a business interruption loss, the insurance program has up to a 45-day waiting period for any one occurrence. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Policy conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums resulting from highly adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by us and low or inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.

If we are required to obtain our crude oil supply without the benefit of a crude oil supply agreement, our exposure to the risks associated with volatile crude oil prices may increase and our liquidity may be reduced.

Since December 31, 2009, we have obtained substantially all of our crude oil supply for the Coffeyville refinery, other than the crude oil we gather, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, which currently extends through December 31, 2017, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of a supply intermediation agreement, our exposure to crude oil pricing risk may increase, despite any hedging activity in which we may engage, and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that we will be able to renew or extend the Vitol Agreement beyond December 31, 2017.

Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

In addition to the crude oil we gather locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, we also purchased additional crude oil to be refined into liquid fuels in 2016. In 2016, our Coffeyville refinery purchased approximately 70,000 to 75,000 bpd of crude oil while our Wynnewood refinery purchased approximately 45,000 to 50,000 bpd of crude oil. Our Wynnewood refinery has historically acquired most of its purchased crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. Our Coffeyville refinery and Wynnewood refinery obtained a portion of its non-gathered crude oil, approximately 25% and 0%, respectively, in 2016, from Canada. The actual amount of Canadian crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on our ability to make distributions. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

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

If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected.

Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the RFS, which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like ours are obligated to blend into their finished petroleum products is adjusted annually. We are not able to blend the substantial majority of our transportation fuels and have to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.

On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017 and the biomass-based diesel mandate for 2018. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

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

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.

We have incurred indebtedness and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions or other purposes;

•	requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•
restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers' industries.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to our unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our current credit agreements or debt instruments or future credit agreements.

Our debt agreements contain restrictions that will limit our flexibility in operating our business and our ability to make distributions to our unitholders.
Our debt facilities and instruments contain, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•	incur additional indebtedness or issue certain preferred units;

•	pay distributions in respect of our units or make other restricted payments;

•	make certain payments on debt that is subordinated or secured on a junior basis;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict partnership activities. Any failure to comply with these covenants could result in a default under our debt facilities and instruments. Upon a default, unless waived, the lenders under our debt facilities and instruments would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our assets, and force us into bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition, a default under our debt facilities and instruments would trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
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

Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. For example, we incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery completed in December 2012. We incurred approximately $102.2 million associated with the first phase of the Coffeyville refinery turnaround completed in mid-November 2015 and approximately $31.5 million associated with second phase of the Coffeyville refinery turnaround completed during the first quarter of 2016. During the outage at our Coffeyville refinery as a result of the isomerization unit fire in the third quarter 2014, we accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses. During the FCCU outage at our Wynnewood refinery in the fourth quarter of 2014, we accelerated certain planned turnaround activities and incurred approximately $1.3 million in turnaround expenses. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The next turnaround for the Wynnewood refinery will be performed as a two phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018.

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

Three of our facilities, including our Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed (refer to "RCRA Compliance Matters" in Part II, Item 8, Note 11 ("Commitments and Contingencies") of this Report). If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

The EPA regulates GHG emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions at our Coffeyville and Wynnewood refineries to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our refineries, must obtain permits under PSD and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as "best available control technology," to reduce GHG emissions.

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

During the State of the Union address in each of the last four years, President Obama indicated that the United States should take action to address climate change. It is possible, however, that the Trump administration and/or the new Congress will implement a new or modified policy with respect to climate change. If efforts to address climate change continue, at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

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

Alternatively, the EPA may take further steps to regulate GHG emissions, although at this time it is unclear to what extent the EPA under its new Administrator will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Both the Coffeyville and the Wynnewood refineries have a significant concentration of customers. Our five largest customers represented 40% of our net sales for the year ended December 31, 2016. One significant customer accounted for approximately 15% of our net sales. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our unitholders.

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

As of December 31, 2016, approximately 70% of the employees at the Coffeyville refinery, 58% of the employees at the Wynnewood refinery and 32% of the employees who work in crude transportation were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with United Steelworkers (which covers unionized employees who work in crude transportation) expires in March 2019, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

We rely on the executive officers of CVR Energy to manage certain aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time.

Our future performance depends to a significant degree upon the continued contributions of CVR Energy's senior management team. We have entered into a services agreement with our general partner and CVR Energy whereby CVR Energy has agreed to provide us with the services of its senior management team as well as accounting, legal, finance and other key back-office and mid-office personnel. CVR Energy can terminate this agreement at any time, subject to a 180-day notice period. The loss or unavailability to us of any member of CVR Energy's senior management team could negatively affect our ability to operate our business and pursue our business strategies. We do not have employment agreements with any of CVR Energy's officers and we do not maintain any key person insurance. In addition, CVR Energy may not continue to provide us the officers that are necessary for the conduct of our business or such provision may not be on terms that are acceptable. If CVR Energy elected to terminate the service agreement on 180 days' notice, we might not be able to find qualified individuals to serve as our executive officers within such 180-day period.

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

The potential conflicts of interest include, among others, the following:

•
Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy's common stock, including IEP, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

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

CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy and IEP, as the indirect owners of our general partner, may not be consistent with those of our public unitholders.

Common units are subject to our general partner's call right.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A unitholder may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

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

As of the date of this Report, CVR Energy indirectly owns approximately 66% of our common units, which means holders of common units other than CVR Energy will not be able to remove the general partner, under any circumstances, unless CVR Energy sells some of the common units that it owns or we sell additional units to the public. In addition, affiliates of IEP own approximately 3.9% of our common units.

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

CVR Energy provides us with the services of its senior management team as well as accounting, legal, finance and other key back-office and mid-office personnel pursuant to a services agreement which it can terminate at any time subject to a 180-day notice period. We cannot predict whether CVR Energy will terminate the services agreement and, if so, what the economic effect of termination would be. CVR Energy also has the right under our partnership agreement to sell our general partner at any time to a third party, who would be able to replace our entire board of directors. Finally, while CVR Energy currently owns the majority of our common units, its current owners are under no obligation to maintain their ownership interest in us, which could have a material adverse effect on us.

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

In addition, under our partnership agreement, our general partner and its affiliates have the right to cause us to register their units under the Securities Act and applicable state securities laws. In connection with the Initial Public Offering, we entered into a registration rights agreement with an affiliate of IEP, CVR Refining Holdings and CVR Refining Holdings Sub, LLC, pursuant to which we may be required to register the sale of the common units they hold under the Securities Act and applicable state securities laws. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by an affiliate of IEP, CVR Refining Holdings or CVR Refining Holdings Sub, LLC.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including CVR Refining, or an investment in CVR Refining common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which CVR Refining relies for its treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017.  We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.

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

Several states currently subject partnerships to entity level taxation. Specifically, we are subject to the Texas franchise tax. Such taxes reduce our cash available for distribution to our unitholders. Other states are evaluating proposals to subject partnerships to entity level taxation through the imposition of income, franchise or other forms of taxation.  Imposition of these or similar taxes by any other state in which we do business will further reduce our cash available for distribution to our unitholders and could cause a substantial reduction in the value of our common units. We are unable to predict whether any of these or other proposals will ultimately be enacted.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same common unit will be counted only once. Our sponsor directly and indirectly owns more than 50% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. While we would continue our existence as a Delaware limited partnership, a technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than one year of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. A technical termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated may request special relief that, if granted, would permit the partnership to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 1B.    Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

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

Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas. We also have an administrative office in Kansas City, Kansas. The offices in Sugar Land and Kansas City are leased by CVR Energy and we will pay a pro rata share of the rent on those offices. We believe that our facilities, together with CVR Energy's leased facilities, are sufficient for our operating needs.

As of December 31, 2016, we own crude oil storage capacity of approximately (i) 1.5 million barrels supporting the gathering system and Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing, Oklahoma. We also lease additional crude oil storage capacity of approximately (iv) 2.2 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, we own over 4.5 million barrels of combined refined products and feedstocks storage capacity.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol "CVRR" and commenced trading on January 17, 2013. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common units for our two most recent fiscal years:

2016	High	Low
First Quarter	$20.25	$10.17
Second Quarter	13.25	7.33
Third Quarter	11.25	5.50
Fourth Quarter	11.00	6.45

2015	High	Low
First Quarter	$21.18	$13.37
Second Quarter	22.59	18.02
Third Quarter	21.23	17.30
Fourth Quarter	22.74	18.26

Holders of Record

As of February 14, 2017, there were 10 holders of record of our common units. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

The following is a summary of cash distributions paid to our unitholders during the year ended December 31, 2015 for the respective quarters to which the distributions relate:

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

No cash distributions were paid during 2016.

Unit Performance Graph

The following graph sets forth the cumulative return on our common units between January 17, 2013 and December 31, 2016, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Alon USA Energy, Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The graph assumes an investment of $100 on January 17, 2013 based on the closing unit price in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of distributions where applicable. The closing market price for our common units on December 31, 2016 was $10.40. The unit price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 17, 2013 AND DECEMBER 31, 2016
among CVR Refining, LP, Russell 2000 Index and a peer group
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Jan '13	Mar '13	Jun '13	Sep '13	Dec '13	Mar '14	Jun '14	Sep '14	Dec '14
CVR Refining, LP	100.00	138.48	125.71	109.41	100.61	105.69	117.62	113.83	84.00
Russell 2000 Index	100.00	106.87	109.78	120.60	130.69	131.75	133.99	123.73	135.30
Peer Group	100.00	120.45	98.15	88.06	125.78	117.54	115.11	121.97	121.16

	Mar '15	Jun '15	Sep '15	Dec '15	Mar '16	Jun '16	Sep '16	Dec '16
CVR Refining, LP	105.85	96.82	106.24	110.12	70.27	45.08	51.02	60.50
Russell 2000 Index	140.70	140.84	123.62	127.58	125.12	129.38	140.58	152.42
Peer Group	155.24	151.09	152.70	148.45	117.11	92.37	104.10	134.23

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the fiscal quarter ended December 31, 2016.

Item 6.    Selected Financial Data

You should read the selected historical consolidated and combined financial data presented below in conjunction with, and the selected historical consolidated and combined financial data presented below is qualified in its entirety by reference to, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2016 and 2015 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the year ended December 31, 2013, the selected combined financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the year ended December 31, 2012, and the selected consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2014, 2013 and 2012 is derived from our audited consolidated and combined financial statements that are not included in this Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per unit data)
Statements of Operations Data
Net sales	$4,431.3	$5,161.9	$8,829.7	$8,683.5	$8,281.7
Cost of materials and other	3,759.2	4,143.6	8,013.4	7,526.7	6,667.5
Direct operating expenses(1)	393.4	478.5	416	361.7	426.5
Flood insurance recovery	—	(27.3)	—	—	—
Depreciation and amortization	126.3	128.0	120.9	113.9	107.1
Cost of sales	4,278.9	4,722.8	8,550.3	8,002.3	7,201.1
Selling, general and administrative expenses(1)	71.9	75.2	70.6	77.8	86.2
Depreciation and amortization	2.7	2.2	1.6	0.4	0.5
Operating income	77.8	361.7	207.2	603.0	993.9
Interest expense and other financing costs	(43.4)	(42.6)	(34.2)	(44.1)	(76.2)
Interest income	0.1	0.4	0.3	0.4	—
Gain (loss) on derivatives, net	(19.4)	(28.6)	185.6	57.1	(285.6)
Loss on extinguishment of debt	—	—	—	(26.1)	(37.5)
Other income (expense), net	0.2	0.3	(0.2)	0.1	0.7
Income before income tax expense	15.3	291.2	358.7	590.4	595.3
Income tax expense	—	—	—	—	—
Net income	$15.3	$291.2	$358.7	$590.4	$595.3
Available cash for distribution(2)	$0.3	$402.0	$421.5	$546.0
Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)				$512.6
Net income per common unit – basic and diluted(3)	$0.10	$1.97	$2.43	$3.47

Weighted average common units outstanding:
Basic and Diluted	147.6	147.6	147.6	147.6

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$314.1	$187.3	$370.2	$279.8	$153.1
Working capital(4)	313.7	297.5	503.6	656.0	380.9
Total assets(4)	2,331.9	2,189.0	2,410.7	2,525.3	2,246.2
Total debt, including current portion(4)	541.5	573.8	574.3	574.7	760.9
Total partners' capital/divisional equity	1,296.7	1,281.4	1,450.1	1,522.1	980.8
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$267.8	$473.7	$715.8	$601.0	$917.3
Investing activities	(107.9)	(194.7)	(191.2)	(204.4)	(119.8)
Financing activities(5)	(33.1)	(461.9)	(434.2)	(269.9)	(647.1)
Net cash flow	$126.8	$(182.9)	$90.4	$126.7	$150.4

Capital expenditures for property, plant and equipment	$102.3	$194.7	$191.3	$204.5	$120.2

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
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

(3)
We have omitted net income per unit for the year ended December 31, 2012 because we operated under a different capital structure prior to the closing of the Initial Public Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the year ended December 31, 2013 is calculated since the closing of the Initial Public Offering on January 23, 2013.

(4)
Prior period amounts have been retrospectively adjusted for Accounting Standard Update No. 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt.

(5)
Prior to December 31, 2012, Coffeyville Resources, LLC ("CRLLC") provided cash as necessary to support our operations and retained excess cash generated by our operations. Historical cash received, or paid by, CRLLC on our behalf has been recorded as net contributions from, or net distributions to, parent, respectively, as a component of divisional equity in our historical combined financial statements, and as a financing activity in our Combined Statements of Cash Flows. Net distributions to parent included in cash flows from financing activities were $651.6 million for the year ended December 31, 2012.

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

Overview and Executive Summary

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in the Group 3 of the PADD II region of the United States. We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. In preparation of the Initial Public Offering, CRLLC contributed its wholly-owned subsidiaries and logistics assets described above to Refining LLC in October 2012, and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a subsidiary of CRLLC and an indirect wholly-owned subsidiary of CVR Energy, contributed Refining LLC to us on December 31, 2012. Refer to Part I, Item 1, Business, of this Report for a detailed discussion of our business.

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

Immediately following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding limited partner interests (including common units held by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 71% of all outstanding limited partner interests.

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

IEP Sale of CVR Refining Units

On August 2, 2016, an affiliate of IEP sold 250,000 common units of CVR Refining. As a result of this transaction, CVR Refining GP and its affiliates collectively own 69.99% of CVR Refining's outstanding common units. Pursuant to CVR Refining's partnership agreement, in certain circumstances, CVR Refining GP has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because CVR Refining GP and its affiliates’ holdings were reduced to less than 70.0% of CVR Refining's outstanding common units, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%. Accordingly, if at any time CVR Refining GP and its affiliates own more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.

As of December 31, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, which holds a non-economic general partner interest.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the RFS, which requires it to either blend "renewable fuels" in with its transportation fuels or purchase RINs, in lieu of blending.

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 11 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of RFS.

The cost of RINs for the years ended December 31, 2016, 2015 and 2014 was approximately $205.9 million, $123.9 million and $127.2 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period.

In order to assess our operating performance, we compare our net sales, less cost of materials and other, or our refining margin, against an industry refining margin benchmark. The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil are converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

Although the 2-1-1 crack spread is a benchmark for our refining margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refining margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. Our consumed crude oil cost discount to WTI for 2016 was $1.58 per barrel compared to consumed crude oil cost discounts of $1.12 per barrel in 2015 and $0.54 per barrel in 2014.

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

We are significantly affected by developments in the markets in which we operate. For example, numerous pipeline expansions in recent years expanding the connectivity of Cushing and Permian Basin markets to the gulf coast along with lifting the crude oil export ban has resulted in a decrease in the domestic crude advantage. The refining industry is directly impacted by these events and could see a downward movement in refining margins as a result.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2016, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $11.7 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. During the outage at our Coffeyville refinery in the third quarter of 2014 as discussed further below, we accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014. The first phase of the Coffeyville refinery's most recent turnaround was completed in November 2015 at a total cost of approximately $101.5 million. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016 and we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville turnaround during 2016. During the outage at our Wynnewood refinery in the fourth quarter of 2014 as discussed further below, we accelerated certain planned turnaround activities and incurred approximately $1.3 million in turnaround expenses for the year ended December 31, 2014. The next turnaround scheduled for the Wynnewood refinery will be performed as a two-phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018. Turnaround expenses associated with the first and second phase of the Wynnewood turnaround are estimated to be approximately $80.0 million to $100.0 million. Additionally, we expect to accelerate certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. Turnaround expenses associated with the hydrocracker are estimated to be approximately $15.0 million.

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

We are covered by property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. We anticipate amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. The Consolidated Balance Sheets as of December 31, 2015 and 2014 included an insurance receivable related to prior year claims of approximately $1.2 million and $1.3 million, respectively, included in prepaid expenses and other current assets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

During the fourth quarter of 2014, the FCCU at our Wynnewood refinery was offline for approximately 16 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at our Wynnewood refinery was significantly reduced. Additionally, we incurred approximately $8.5 million in costs to repair the FCCU for the year ended December 31, 2014, which were included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

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

CRRM and Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into a hydrogen purchase and sale agreement that is effective January 2017, pursuant to which, CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase and priced pursuant to the agreement. The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal term unless either party gives 180 days written notice. Refer to Part III, Item 13 of this Report for further discussion of the hydrogen purchase and sale agreement.

On September 19, 2016, CRPLLC, an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity related to their joint ownership of VPP. VPP will construct, own and operate a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and expects to contribute approximately $9.3 million to VPP during the pipeline construction, which is expected to be completed in the second quarter of 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and expects to contribute approximately $14.0 million. As of December 31, 2016, CRPLLC has contributed $5.6 million to VPP. On September 19, 2016, the Partnership also entered into a transportation agreement with VPP for an initial term of 20 years under which VPP will provide the Partnership with crude oil transportation services for crude oil purchased within a defined geographic area, and the Partnership entered into a terminalling services agreement with Velocity under which the Partnership will receive access to Velocity’s terminal in Lowrance, OK to unload and pump crude oil into VPP's pipeline for an initial term of 20 years.

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

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Share-based compensation(1)	4.9	9.3	8.0
(Gain) loss on derivatives, net	19.4	28.6	(185.6)
Major scheduled turnaround expenses(2)	31.5	102.2	6.8
Flood insurance recovery(3)	—	(27.3)	—
_______________________________________

(1)	Represents impact of share-based compensation awards.

(2)
Represents expense associated with major scheduled turnaround activities performed at our Coffeyville refinery ($31.5 million in 2016, $102.2 million in 2015 and $5.5 million in 2014) and our Wynnewood refinery (1.3 million in 2014).

(3)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007. Refer to Part II, Item 8, Note 11 ("Commitments and Contingencies"), of this Report for further details.

Distributions to CVR Refining Unitholders

Refer to Part II, Item 5, "Cash Distribution Policy," of this Report for a summary of our distribution policy and the cash distributions paid to our unitholders during years ended December 31, 2016 and 2015.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following tables below provide an overview of our results of operations, relevant market indicators and key operating statistics for the years ended December 31, 2016, 2015 and 2014.

Net sales consist principally of sales of refined fuel, and are mainly affected by crude oil and refined product prices, changes to the input mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, versus lower value finished products, such as pet coke.

Industry-wide petroleum results are driven and measured by the relationship, or margin, between refined products and the prices for crude oil referred to as crack spreads. See " — Major Influences on Our Results of Operations." We discuss our results of petroleum operations in the context of per barrel consumed crack spreads and the relationship between net sales and cost of materials and other. Refining margin is a measurement calculated as the difference between net sales and cost of materials and other.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Consolidated Statements of Operations Data
Net sales	$4,431.3	$5,161.9	$8,829.7
Operating costs and expenses:
Cost of materials and other	3,759.2	4,143.6	8,013.4
Direct operating expenses(1)(2)	361.9	376.3	409.2
Major scheduled turnaround expenses	31.5	102.2	6.8
Depreciation and amortization	126.3	128.0	120.9
Cost of sales	4,278.9	4,750.1	8,550.3
Flood insurance recovery	—	(27.3)	—
Selling, general and administrative expenses(1)	71.9	75.2	70.6
Depreciation and amortization	2.7	2.2	1.6
Operating income	77.8	361.7	207.2
Interest expense and other financing costs	(43.4)	(42.6)	(34.2)
Interest income	0.1	0.4	0.3
Gain (loss) on derivatives, net	(19.4)	(28.6)	185.6
Other income (expense), net	0.2	0.3	(0.2)
Income before income tax expense	15.3	291.2	358.7
Income tax expense	—	—	—
Net income	$15.3	$291.2	$358.7
Gross profit(3)	$152.4	$439.1	$279.4
Refining margin(4)	$672.1	$1,018.3	$816.3
Adjusted EBITDA(5)	$222.8	$602.0	$621.6
Available cash for distribution(6)	$0.3	$402.0	$421.5

	Year Ended December 31,
	2016	2015	2014
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$2.10	$6.23	$3.90
Refining margin(4)	$9.27	$14.45	$11.38
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.43	$6.79	$5.80
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$5.08	$6.40	$5.44
Barrels sold (barrels per day)(7)	211,643	204,708	209,669

	Year Ended December 31,
	2016		2015		2014
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	177,256	84.8	176,097	86.0	179,059	86.2
Medium	2,525	1.2	2,460	1.2	2,022	1.0
Heavy sour	18,261	8.7	14,520	7.1	15,464	7.4
Total crude oil throughput	198,042	94.7	193,077	94.3	196,545	94.6
All other feedstocks and blendstocks	11,077	5.3	11,672	5.7	11,284	5.4
Total throughput	209,119	100.0	204,749	100.0	207,829	100.0
Production:
Gasoline	108,762	51.9	99,961	48.5	102,275	48.9
Distillate	85,092	40.6	85,953	41.7	87,639	41.9
Other (excluding internally produced fuel)	15,751	7.5	20,074	9.8	19,149	9.2
Total refining production (excluding internally produced fuel)	209,605	100.0	205,988	100.0	209,063	100.0
Product price (dollars per gallon):
Gasoline	$1.34		$1.61		$2.53
Distillate	1.36		1.62		2.81

	Year Ended December 31,
	2016	2015	2014
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$43.47	$48.76	$92.91
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.85	(0.28)	5.95
WTI less WCS (heavy sour)	13.95	13.20	18.48
NYMEX Crack Spreads:
Gasoline	15.42	19.89	17.29
Heating Oil	13.89	20.93	23.59
NYMEX 2-1-1 Crack Spread	14.66	20.41	20.44
PADD II Group 3 Product Basis:
Gasoline	(3.62)	(2.12)	(4.45)
Ultra Low Sulfur Diesel	(0.92)	(2.02)	0.75
PADD II Group 3 Product Crack Spread:
Gasoline	11.82	17.76	12.84
Ultra Low Sulfur Diesel	12.96	18.91	24.34
PADD II Group 3 2-1-1	12.39	18.34	18.59

(1)
Our direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 are shown exclusive of depreciation and amortization (Refer to Part II, Item 8, Note 2 ("Summary of Significant Accounting Policies") of this report for further details.)

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit, a GAAP measure, is calculated as the difference between net sales and cost of materials and other, direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, flood insurance recovery and depreciation and amortization. Each of the components used in this calculation are taken directly from our Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of materials and other. Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of materials and other at which we are able to sell refined products. Each of the components used in this calculation (net sales and cost of materials and other) are taken directly from our Consolidated Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

The calculation of refining margin and refining margin per crude oil throughput barrel for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net Sales	$4,431.3	$5,161.9	$8,829.7
Cost of materials and other	3,759.2	4,143.6	8,013.4
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	361.9	376.3	409.2
Major scheduled turnaround expenses	31.5	102.2	6.8
Flood insurance recovery	—	(27.3)	—
Depreciation and amortization	126.3	128.0	120.9
Gross Profit	152.4	439.1	279.4
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	361.9	376.3	409.2
Major scheduled turnaround expenses	31.5	102.2	6.8
Flood insurance recovery	—	(27.3)	—
Depreciation and amortization	126.3	128.0	120.9
Refining Margin	$672.1	$1,018.3	$816.3

	Year Ended December 31,
	2016	2015	2014
Total crude oil throughput barrels per day	198,042	193,077	196,545
Days in the period	366	365	365
Total crude oil throughput barrels	72,483,372	70,473,105	71,738,925

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for $ per barrel data)
Refining Margin	$672.1	$1,018.3	$816.3
Divided by: crude oil throughput barrels	72.5	70.5	71.7
Refining Margin per crude oil throughput barrel	$9.27	$14.45	$11.38

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and Adjustment EBITDA), (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery.

We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the three months ended December 31, 2016 and the years ended December 31, 2016, 2015 and 2014:

	Three Months Ended December 31,	Year Ended December 31,
	2016	2016	2015	2014
	(in millions)
	(unaudited)
Net income (loss)	$(10.7)	$15.3	$291.2	$358.7
Add:
Interest expense and other financing costs, net of interest income	11.6	43.3	42.2	33.9
Income tax expense	—	—	—	—
Depreciation and amortization	33.4	129.0	130.2	122.5
EBITDA	34.3	187.6	463.6	515.1
Add:
FIFO impact (favorable) unfavorable(a)	(22.4)	(52.1)	60.3	160.8
Share-based compensation, non-cash	—	—	0.6	2.3
Loss on extinguishment of debt	—	—	—	—
Major scheduled turnaround expenses(b)	—	31.5	102.2	6.8
(Gain) loss on derivatives, net	14.6	19.4	28.6	(185.6)
Current period settlements on derivative contracts(c)	1.2	36.4	(26.0)	122.2
Flood insurance recovery(d)	—	—	(27.3)	—
Adjusted EBITDA	$27.7	$222.8	$602.0	$621.6

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

(b)
Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery ($31.5 million in 2016, $102.2 million in 2015 and $5.5 million in 2014) and the Wynnewood refinery ($1.3 million in 2014).

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

(6)
Available cash for distribution is generally equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income (loss), as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. Below is a table reconciling the available cash for distribution for the three months and year ended December 31, 2016:

	Three Months Ended December 31, 2016	Year Ended December 31, 2016
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$27.7	$222.8
Adjustments:
Less:
Cash needs for debt service	(10.0)	(40.0)
Reserves for environmental and maintenance capital expenditures	(17.7)	(114.1)
Reserves for major scheduled turnaround expenses	—	(48.7)
Reserves for future operating needs	—	(19.7)
Available cash for distribution	$—	$0.3
Available cash for distribution, per unit	$—	$—
Distribution declared, per unit	$—	$—
Common units outstanding (in thousands)	147,600	147,600

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$2,948.9	$3,220.6	$5,755.5
Cost of materials and other	2,513.9	2,626.1	5,254.9
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	196.4	209.1	223.6
Major scheduled turnaround expenses	31.5	102.2	5.5
Flood insurance recovery	—	(27.3)	—
Depreciation and amortization	69.7	72.1	73.6
Gross profit	$137.4	$238.4	$197.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	227.9	311.3	229.1
Flood insurance recovery	—	(27.3)	—
Depreciation and amortization	69.7	72.1	73.6
Refining margin(1)	$435.0	$594.5	$500.6

	Year Ended December 31,
	2016	2015	2014
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$3.03	$5.77	$4.53
Refining margin(1)	$9.57	$14.37	$11.46
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.02	$7.53	$5.24
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.54	$6.92	$4.73
Barrels sold (barrels per day)	137,047	123,279	132,791

	Year Ended December 31,
	2016		2015		2014
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	104,679	78.9	96,727	79.5	103,018	80.0
Medium	1,229	0.9	2,058	1.7	1,222	1.0
Heavy sour	18,261	13.8	14,520	11.9	15,464	12.0
Total crude oil throughput	124,169	93.6	113,305	93.1	119,704	93.0
All other feedstocks and blendstocks	8,453	6.4	8,400	6.9	9,047	7.0
Total throughput	132,622	100.0	121,705	100.0	128,751	100.0
Production:
Gasoline	69,303	51.4	57,815	46.5	64,002	48.6
Distillate	55,790	41.4	53,136	42.7	56,381	42.8
Other (excluding internally produced fuel)	9,756	7.2	13,503	10.8	11,314	8.6
Total refining production (excluding internally produced fuel)	134,849	100.0	124,454	100.0	131,697	100.0

(1)	The calculation of refining margin per crude oil throughput barrel for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Total crude oil throughput barrels per day	124,169	113,305	119,704
Days in the period	366	365	365
Total crude oil throughput barrels	45,445,854	41,356,325	43,691,960

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for $ per barrel data)
Refining Margin	$435.0	$594.5	$500.6
Divided by: crude oil throughput barrels	45.4	41.4	43.7
Refining Margin per crude oil throughput barrel	$9.57	$14.37	$11.46

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$1,478.0	$1,936.9	$3,069.8
Cost of materials and other	1,245.4	1,516.3	2,758.1
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	165.5	166.2	185.5
Major scheduled turnaround expenses	—	—	1.3
Depreciation and amortization	50.7	50.2	41.8
Gross profit	$16.4	$204.2	$83.1
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	165.5	166.2	186.8
Depreciation and amortization	50.7	50.2	41.8
Refining margin(1)	$232.6	$420.6	$311.7

	Year Ended December 31,
	2016	2015	2014
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$0.61	$7.01	$2.96
Refining margin(1)	$8.60	$14.44	$11.11
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$6.12	$5.71	$6.66
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.06	$5.59	$6.66
Barrels sold (barrels per day)	74,596	81,429	76,878

	Year Ended December 31,
	2016		2015		2014
		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	72,577	94.9	79,370	95.6	76,041	96.2
Medium	1,296	1.7	402	0.5	800	1.0
Heavy sour	—	—	—	—	—	—
Total crude oil throughput	73,873	96.6	79,772	96.1	76,841	97.2
All other feedstocks and blendstocks	2,624	3.4	3,272	3.9	2,237	2.8
Total throughput	76,497	100.0	83,044	100.0	79,078	100.0
Production:
Gasoline	39,459	52.8	42,146	51.7	38,273	49.5
Distillate	29,302	39.2	32,817	40.2	31,258	40.4
Other (excluding internally produced fuel)	5,995	8.0	6,571	8.1	7,835	10.1
Total refining production (excluding internally produced fuel)	74,756	100.0	81,534	100.0	77,366	100.0

1.	The calculation of refining margin per crude oil throughput barrel for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Total crude oil throughput barrels per day	73,873	79,772	76,841
Days in the period	366	365	365
Total crude oil throughput barrels	27,037,518	29,116,780	28,046,965

	Year Ended December 31,
	2016	2015	2014
	(in millions, except for $ per barrel data)
Refining Margin	$232.6	$420.6	$311.7
Divided by: crude oil throughput barrels	27.0	29.1	28.0
Refining Margin per crude oil throughput barrel	$8.60	$14.44	$11.11

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales.  Net sales were $4,431.3 million for the year ended December 31, 2016, compared to $5,161.9 million for the year ended December 31, 2015. The decrease of $730.6 million was largely the result of lower sales prices for our transportation fuels and by-products. Our average sales price per gallon for the year ended December 31, 2016 for gasoline of $1.34 and distillate of $1.36 decreased by approximately 16.8% and 16.0%, respectively, as compared to the year ended December 31, 2015. Overall sales volume increased approximately 2.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Sales volumes for 2015 were more significantly impacted by decreased production as a result of the first phase of major scheduled turnaround completed at our Coffeyville refinery in the fourth quarter of 2015 than the second phase of major scheduled turnaround completed at our Coffeyville refinery in the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	42.6	$56.16	$2,390.8	40.1	$67.52	$2,708.4	2.5	$(317.6)	$(483.2)	$165.6
Distillate	32.4	$56.99	$1,844.3	33.1	$68.01	$2,248.2	(0.7)	$(403.9)	$(356.8)	$(47.1)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Materials and Other.  Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, RINs and transportation and distribution costs. Cost of materials and other was $3,759.2 million for the year ended December 31, 2016, compared to $4,143.6 million for the year ended December 31, 2015. The decrease of $384.4 million was primarily the result of a decrease in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil cost was due to a decrease in crude oil prices. The WTI benchmark crude oil price decreased approximately 10.8% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Our average cost per barrel of crude oil consumed for the year ended December 31, 2016 was $41.99 compared to $47.86 for the year ended December 31, 2015, a decrease of approximately 12.3%. Our crude oil throughput volume increased by approximately 2.9% for the year ended December 31, 2016 as compared to the equivalent period in 2015 due primarily to the major scheduled turnaround completed at our Coffeyville refinery in the fourth quarter of 2015. Sales volumes of refined fuels increased by approximately 2.3% during the same period.

The impact of FIFO accounting also impacted cost of materials and other during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2016 and 2015, we had a favorable FIFO inventory impact of $52.1 million compared to an unfavorable FIFO inventory impact of $60.3 million, respectively.

Refining margin per barrel of crude oil throughput decreased to $9.27 for the year ended December 31, 2016 from $14.45 for the year ended December 31, 2015. Refining margin adjusted for FIFO impact was $8.55 per crude oil throughput barrel for the year ended December 31, 2016, as compared to $15.31 per crude oil throughput barrel for the year ended December 31, 2015. Gross profit per barrel decreased to $2.10 for the year ended December 31, 2016, as compared to gross profit per barrel of $6.23 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to the decline in product margins. The benchmark 2-1-1 crack spread declined to $14.66 per barrel for the year ended December 31, 2016 from $20.41 per barrel for the year ended December 31, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $393.4 million for the year ended December 31, 2016, compared to direct operating expenses and major scheduled turnaround expenses of $478.5 million for the year ended December 31, 2015. The decrease of $85.1 million was the result of lower costs for the second phase of major scheduled turnaround activities performed at our Coffeyville refinery in 2016 as compared to the first phase completed in 2015 ($70.7 million), lower insurance expense ($4.5 million), environmental expense ($4.3 million), production chemicals ($3.1 million), repair and maintenance costs ($2.4 million), outside services ($2.3 million) and allocated shared services expenses ($2.2 million). These decreases were partially offset by an increase in labor costs ($4.0 million). Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2016 decreased to $5.43 per barrel as compared to $6.79 per barrel for the year ended December 31, 2015. The decrease in the direct operating expenses per barrel of crude oil throughput was primarily a function of lower overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $71.9 million for the year ended December 31, 2016, as compared to $75.2 million for the year ended December 31, 2015. The decrease of $3.3 million over the comparable period was primarily the result of lower personnel costs and IT-related costs, partially offset by higher legal costs.

Operating Income.  Operating income was $77.8 million for the year ended December 31, 2016, as compared to operating income of $361.7 million for the year ended December 31, 2015. The decrease of $283.9 million was the result of a decrease in the refining margin ($346.2 million) and the 2015 flood insurance recovery ($27.3 million), partially offset by decreases in direct operating expenses ($85.1 million), depreciation and amortization (1.2 million) and selling, general and administrative expenses ($3.3 million).

Interest Expense.  Interest expense for the year ended December 31, 2016 was $43.4 million as compared to interest expense of $42.6 million for the year ended December 31, 2015. The increase of $0.8 million resulted primarily from increased LIBOR rates for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Gain (Loss) on Derivatives, net.  For the year ended December 31, 2016, we recorded a $19.4 million net loss on derivatives compared to a $28.6 million net loss on derivatives for the year ended December 31, 2015. The change was primarily due to changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Net Income.  For the year ended December 31, 2016, net income was $15.3 million as compared to net income of $291.2 million for the year ended December 31, 2015, a decrease of $275.9 million.

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

Cost of Materials and Other.  Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, RINs and transportation and distribution costs. Cost of materials and other was $4,143.6 million for the year ended December 31, 2015, compared to $8,013.4 million for the year ended December 31, 2014. The decrease of $3,869.8 million was primarily the result of a decrease in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil cost was due to a decrease in crude oil throughput volume and crude oil prices. The WTI benchmark crude oil price decreased 47.5% from the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our average cost per barrel of crude oil consumed for the year ended December 31, 2015 was $47.86 compared to $92.57 for the year ended December 31, 2014, a decrease of approximately 48.3%. Our crude oil throughput volume decreased by approximately 1.8% for the year ended December 31, 2015 as compared to the equivalent period in 2014 due primarily to the major scheduled turnaround completed at our Coffeyville refinery in the fourth quarter of 2015. Sales volumes of refined fuels decreased by approximately 3.3% during the same period.

The impact of FIFO accounting also impacted cost of materials and other during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2015 and 2014, we had an unfavorable FIFO inventory impact of $60.3 million compared to an unfavorable FIFO inventory impact of $160.8 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of WTI from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 included a lower of cost or market write-down of $36.8 million, which was recorded in the fourth quarter of 2014 as a result of the significant decline in the market price of crude oil.

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

Cash Balance and Other Liquidity

As of December 31, 2016, we had cash and cash equivalents of $314.1 million. Working capital at December 31, 2016 was $313.7 million, consisting of $803.6 million in current assets and $489.9 million in current liabilities. Working capital at December 31, 2015 was $297.5 million, consisting of $629.0 million in current assets and $331.5 million in current liabilities.

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

As of February 14, 2017, we had $312.4 million available under the Amended and Restated ABL Credit Facility and $250.0 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions. Additionally, as of February 14, 2017, we had cash and cash equivalents of approximately $411.1 million.

Borrowing Activities

2022 Notes.  On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. The net proceeds from the offering of the 2022 Notes were used to purchase all of the First Lien Secured Notes due 2015 through a tender offer and settled redemption in the fourth quarter of 2012.

The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2016, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes were fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. After January 23, 2013, the 2022 Notes were no longer secured. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and their respective subsidiaries are not guarantors.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of December 31, 2016, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2016.

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

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of December 31, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. During the fourth quarter of 2016, we repaid the outstanding borrowings of 31.5 million under the intercompany credit facility. As of December 31, 2016, we had no outstanding borrowings and $250.0 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for 2016 and current estimated capital expenditures in 2017 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2016 Actual	2017 Estimate
	(in millions)
	(unaudited)
Coffeyville refinery:
Maintenance	$39.1	$58.0
Growth	37.2	15.0
Coffeyville refinery total capital excluding major scheduled turnaround expenses	76.3	73.0
Wynnewood refinery
Maintenance	20.6	63.0
Growth	0.5	5.0
Wynnewood refinery total capital excluding major scheduled turnaround expenses	21.1	68.0
Other Petroleum:
Maintenance	3.9	16.0
Growth	1.0	—
Other petroleum total capital excluding major scheduled turnaround expenses	4.9	16.0
Total capital spending excluding major scheduled turnaround expenses	$102.3	$157.0

In October 2014, the board of directors of the general partner of the Partnership approved the construction of a hydrogen plant at our Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. As of December 31, 2016, the Partnership had incurred costs of approximately $99.1 million, excluding capitalized interest, for the hydrogen plant. The total estimated cost of this project, excluding capitalized interest, is approximately $108.0 million, including the remaining estimated costs to fully complete the project and for pipeline tie in work.

During 2015, we constructed two crude oil storage tanks in Cushing, Oklahoma which provide us with an additional 0.5 million barrels of crude storage capacity. The tanks became operational in October 2015. As of December 31, 2016, the storage tanks have been fully completed with incurred total costs of approximately $10.3 million, excluding capitalized interest.

Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$267.8	$473.7	$715.8
Investing activities	(107.9)	(194.7)	(191.2)
Financing activities	(33.1)	(461.9)	(434.2)
Net increase (decrease) in cash and cash equivalents	$126.8	$(182.9)	$90.4

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the year ended December 31, 2016 were approximately $267.8 million. The positive cash flow from operating activities generated over this period was primarily driven by other working capital of $165.8 million, non-cash depreciation and amortization of $130.9 million, current period settlements of derivative contracts of 36.4 million, realized loss on derivatives of 19.4 million and $15.3 million of net income, partially offset by cash outflows of $104.9 million for trade working capital. The cash inflow from other working capital of $165.8 million was primarily due to an increase in other current liabilities ($170.6 million) offset by an increase in prepaid expense ($4.8 million). The large increase in other current liabilities was primarily attributable to an increase in our biofuel blending obligation to fulfill the requirements under the RFS, as a result of increased RINs obligation associated with increased RINs prices during the year ended December 31, 2016. The net cash outflow for trade working capital was attributable to an increase in accounts receivable ($49.4 million) and inventory ($38.5 million) and a decrease in accounts payable ($17.0 million). The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates, as well as higher volume. The increase in inventories was also primarily attributable to increase pricing for both gasoline and distillates, as well as higher crude oil pricing. The decrease in accounts payables was primarily associated with the turnaround at our Coffeyville refinery which was completed during the first quarter of 2016.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $107.9 million compared to $194.7 million for the year ended December 31, 2015. The decrease in cash used in investing activities was the result of a $92.4 million decrease in capital expenditures for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease primarily resulted from a $66.6 million decrease in capital expenditures at the Coffeyville refinery, a $14.9 million decrease in capital expenditures for other petroleum projects, and a $10.9 million decrease in capital expenditures at the Wynnewood refinery. The decrease in capital expenditures was partially offset by a $5.6 million investment in VPP in 2016.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was approximately $33.1 million. The net cash used in financing activities for the year ended December 31, 2016 was primarily attributable to intercompany credit facility payments of $31.5 million and capital lease payments of $1.6 million.

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

As of and for the year ended December 31, 2016, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of December 31, 2016, the Partnership had no borrowings outstanding under the intercompany credit facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2016 relating to long-term debt outstanding, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2016 and thereafter.

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$500.0	$—	$—	$—	$—	$—	$500.0
Operating leases(2)	1.5	0.6	0.4	0.2	0.1	—	0.2
Capital lease obligations(3)	46.9	1.8	2.1	2.3	2.6	2.9	35.2
Unconditional purchase obligations(4)	1,209.8	128.0	120.1	119.7	107.2	97.2	637.6
Environmental liabilities(5)	4.9	1.5	1.6	1.3	0.1	0.1	0.3
Interest payments(6)	226.0	37.1	36.9	36.7	36.4	36.2	42.7
Total	$1,989.1	$169.0	$161.1	$160.2	$146.4	$136.4	$1,216.0
Other Commercial Commitments
Standby letters of credit(7)	$28.3	$—	$—	$—	$—	$—	$—

(1)	Consists of the 2022 Notes as of December 31, 2016.

(2)	We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for two leases associated with pipelines and storage and terminal equipment at the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments related to our biofuels blending obligation and (c) approximately $733.7 million payable ratably over 14 years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

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

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligation as of December 31, 2016.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.5 million in letters of credit to secure transportation services for crude oil and a $1.6 million letter of credit issued to guarantee a portion of our insurance policy.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Report. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our consolidated financial statements.

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

Allocation of Costs

Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy and its affiliates on our behalf. The allocation of such costs for certain general and administrative expenses and certain direct operating expenses is governed and billed in accordance with the services agreement entered into between us and CVR Energy on December 31, 2012. Our consolidated financial statements therefore include certain expenses incurred by our parent which may include, but are not necessarily limited to, the following: officer and employee salaries and share-based compensation; rent or depreciation; advertising; accounting, tax, legal and information technology services; other selling, general and administrative expenses; costs for defined contribution plans, medical and other employee benefits; and financing costs, including interest, and losses on extinguishment of debt.

Derivative Instruments and Fair Value of Financial Instruments

We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. We recorded net gains (losses) from derivative instruments of $(19.4) million, $(28.6) million and $185.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation

We record share-based compensation related to the CVR Refining, LP Long-Term Incentive Plan, and we have been allocated share-based compensation expense from CVR Energy and CRLLC. We and CVR Energy account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Total share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $9.3 million and $8.0 million, respectively.

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

From time to time, we also hold various NYMEX positions through a third-party clearing house. At December 31, 2016, we had no open commodity positions. At December 31, 2016, our account balance maintained at the third-party clearing house totaled approximately $2.0 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2016 resulted in gain (loss) on derivatives, net of approximately $(0.5) million.

We enter into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, we may enter into price and basis swaps in order to fix the price on a portion of our commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2016 we had over-the-counter commodity swaps consisting of 4.0 million barrels of crack spreads primarily to fix the margin on a portion of our future distillate production from our two refineries. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $4.0 million. The fair value of the outstanding contracts at December 31, 2016 was a net unrealized loss of $11.1 million, comprised of short-term unrealized losses.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the product we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchased RINs when prices are deemed favorable. See Note 11 ("Commitments and Contingencies") to Part II, Item 8 of this Report and "Major Influences on Results of Operations" in Part II, Item 7 of this Report for further discussion about compliance with the RFS.

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
The General Partner of CVR Refining, LP

We have audited the accompanying consolidated balance sheets of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Refining, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR Refining GP, LLC
The Unitholders of CVR Refining, LP
The General Partner of CVR Refining, LP

We have audited the internal control over financial reporting of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 17, 2017

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$314.1	$187.3
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $0.3, including $0.1 and $0.3 due from affiliates at December 31, 2016 and 2015, respectively	138.1	88.9
Inventories	291.1	252.5
Prepaid expenses and other current assets, including $1.2 and $2.0 due from affiliates at December 31, 2016 and 2015, respectively	60.3	100.3
Total current assets	803.6	629.0
Property, plant, and equipment, net of accumulated depreciation	1,515.0	1,549.5
Other long-term assets	13.3	10.5
Total assets	$2,331.9	$2,189.0
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.8	$1.6
Accounts payable, including $4.6 and $5.4 due to affiliates at December 31, 2016 and 2015, respectively	225.9	254.3
Personnel accruals, including $3.0 and $4.0 due to affiliates at December 31, 2016 and 2015, respectively	19.3	21.7
Accrued taxes other than income taxes	25.2	22.1
Accrued expenses and other current liabilities, including $8.9 and $9.8 due to affiliates at December 31, 2016 and 2015, respectively	217.7	31.8
Total current liabilities	489.9	331.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion, including $31.5 due to affiliates at December 31, 2015	539.7	572.2
Other long-term liabilities, including $0.6 and $0.8 due to affiliates at December 31, 2016 and 2015, respectively	5.6	3.9
Total long-term liabilities	545.3	576.1
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at December 31, 2016 and 2015	1,296.7	1,281.4
General partner interest	—	—
Total partners' capital	1,296.7	1,281.4
Total liabilities and partners' capital	$2,331.9	$2,189.0

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per unit data)
Net sales	$4,431.3	$5,161.9	$8,829.7
Operating costs and expenses:
Cost of materials and other	3,759.2	4,143.6	8,013.4
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	393.4	478.5	416.0
Depreciation and amortization	126.3	128.0	120.9
Cost of sales	4,278.9	4,750.1	8,550.3
Flood insurance recovery	—	(27.3)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	71.9	75.2	70.6
Depreciation and amortization	2.7	2.2	1.6
Total operating costs and expenses	4,353.5	4,800.2	8,622.5
Operating income	77.8	361.7	207.2
Other income (expense):
Interest expense and other financing costs	(43.4)	(42.6)	(34.2)
Interest income	0.1	0.4	0.3
Gain (loss) on derivatives, net	(19.4)	(28.6)	185.6
Other income (expense), net	0.2	0.3	(0.2)
Total other income (expense)	(62.5)	(70.5)	151.5
Income before income tax expense	15.3	291.2	358.7
Income tax expense	—	—	—
Net income	$15.3	$291.2	$358.7

Net income per common unit - basic and diluted	$0.10	$1.97	$2.43

Weighted average common units outstanding:
Basic and diluted	147.6	147.6	147.6

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital
	(in millions, except unit data)
Balance at December 31, 2013	147,600,000	—	1,522.1	—	1,522.1
June issuance of additional common units to the public, net of offering costs	7,089,100	—	178.5	—	178.5
June redemption of common units from CVR Refining Holdings, LLC	(7,089,100)	—	(179.0)	—	(179.0)
Share-based compensation - Affiliates	—	—	2.3	—	2.3
Cash distributions to common unitholders - Affiliates	—	—	(313.4)	—	(313.4)
Cash distributions to common unitholders - Non-affiliates	—	—	(119.1)	—	(119.1)
Net income	—	—	358.7	—	358.7
Balance at December 31, 2014	147,600,000	—	1,450.1	—	1,450.1
Share-based compensation - Affiliates	—	—	0.6	—	0.6
Cash distributions to common unitholders - Affiliates	—	—	(322.3)	—	(322.3)
Cash distributions to common unitholders - Non-affiliates	—	—	(138.2)	—	(138.2)
Net income	—	—	291.2	—	291.2
Balance at December 31, 2015	147,600,000	—	1,281.4	—	1,281.4
Net income	—	—	15.3	—	15.3
Balance at December 31, 2016	147,600,000	$—	$1,296.7	$—	$1,296.7

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$15.3	$291.2	$358.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.0	130.2	122.5
Allowance for doubtful accounts	0.2	—	(0.5)
Amortization of deferred financing costs	1.9	1.9	1.9
Loss on disposition of assets	0.3	0.9	0.2
Share-based compensation	4.9	9.3	8.0
(Gain) loss on derivatives, net	19.4	28.6	(185.6)
Current period settlements on derivative contracts	36.4	(26.0)	122.2
Changes in assets and liabilities:
Accounts receivable	(49.4)	41.1	105.4
Inventories	(38.5)	41.3	200.3
Prepaid expenses and other current assets	(4.8)	12.9	3.9
Other long-term assets	0.5	4.3	(0.6)
Accounts payable	(17.0)	(16.3)	(58.5)
Accrued expenses and other current liabilities	170.6	(45.9)	36.6
Other long-term liabilities	(1.0)	0.2	1.3
Net cash provided by operating activities	267.8	473.7	715.8
Cash flows from investing activities:
Capital expenditures	(102.3)	(194.7)	(191.3)
Investment in affiliate	(5.6)	—	—
Proceeds from sale of assets	—	—	0.1
Net cash used in investing activities	(107.9)	(194.7)	(191.2)
Cash flows from financing activities:
Payment of capital lease obligations	(1.6)	(1.4)	(1.2)
Revolving debt repayment - affiliates	(31.5)	—	—
Proceeds from June 2014 issuance of common units, net of offering costs	—	—	178.5
Redemption of common units from CVR Refining Holdings, LLC - June 2014	—	—	(179.0)
Distributions to common unitholders - affiliates	—	(322.3)	(313.4)
Distributions to common unitholders - non-affiliates	—	(138.2)	(119.1)
Net cash used in financing activities	(33.1)	(461.9)	(434.2)
Net increase (decrease) in cash and cash equivalents	126.8	(182.9)	90.4
Cash and cash equivalents, beginning of period	187.3	370.2	279.8
Cash and cash equivalents, end of period	$314.1	$187.3	$370.2
Supplemental disclosures:
Cash paid for interest net of capitalized interest of $5.0, $3.7 and $9.4 for the years ended December 31, 2016, 2015 and 2014, respectively	$41.5	$40.6	$32.4
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$9.2	$20.6	$19.9
Change in accounts payable related to construction in progress additions	$(11.4)	$0.7	$(10.5)

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Formation of the Partnership, Organization and Nature of Business

CVR Refining, LP and subsidiaries (referred to as "CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of December 31, 2016, Coffeyville Resources, LLC (referred to as "CRLLC") a wholly-owned subsidiary of CVR Energy, Inc. (referred to as "CVR Energy"), owns 100% of the Partnership's non-economic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of December 31, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates own approximately 82% of CVR Energy's outstanding shares.

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

The net proceeds to CVR Refining from the Initial Public Offering of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses, have been utilized as follows: approximately $253.0 million was used to repurchase CRLLC's 10.875% senior secured notes due 2017 (including accrued interest); approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012; approximately $85.1 million was distributed to CRLLC; approximately $160.0 million was used to fund certain maintenance and environmental capital expenditures through 2014; and the balance of the proceeds of approximately $101.5 million was allocated to be utilized for general corporate purposes.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

IEP Sale of CVR Refining Units

On August 2, 2016, an affiliate of IEP sold 250,000 common units of CVR Refining. As a result of this transaction, CVR Refining GP, LLC ("CVR Refining GP") and its affiliates collectively own 69.99% of CVR Refining. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, CVR Refining GP has the right to purchase all, but not less than all, of CVR Refining common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because CVR Refining GP and its affiliates’ holdings were reduced to less than 70.0%, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%.  Accordingly, if at any time CVR Refining GP and its affiliates own more than 80% of CVR Refining common units, it will have the right, but not the obligation, to exercise such Call Right.

As of December 31, 2016, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership's general partner, CVR Refining GP which holds a non-economic general partner interest.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management and Operations

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

Cash and Cash Equivalents

The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2016 and 2015 was $11.1 million and $22.0 million, respectively.

Accounts Receivable, net

CVR Refining grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Refining determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Refining, and the condition of the general economy and the industry as a whole. CVR Refining writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2016 and 2015, one customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2016 and 2015 was approximately 11% and 10%, respectively, of the net accounts receivable balance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or market for refined fuels and byproducts for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs. Due to the crude pricing environment and subsequent reduction in sales prices for refined products at the end of 2014, the Partnership recorded a lower of FIFO costs or market adjustment of approximately $36.8 million as of December 31, 2014. The inventory adjustment is included in cost of materials and other in the Consolidated Statement of Operations.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2016, 2015 and 2014, the Partnership incurred the following major scheduled turnaround expenses.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Coffeyville refinery(1)	$31.5	$102.2	5.5
Wynnewood refinery(2)	—	—	1.3
Total major scheduled turnaround expenses	$31.5	$102.2	$6.8

(1)
The Coffeyville refinery completed the first phase of its most recent major scheduled turnaround in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the outage at the Coffeyville refinery as discussed in Note 6 ("Insurance Claims"), the Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred turnaround expenses for the year ended December 31, 2014.

(2)
During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery, the Partnership accelerated certain planned turnaround activities previously scheduled for 2016 and incurred turnaround expenses for the year ended December 31, 2014. The next turnaround for the Wynnewood refinery will be performed as a two phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018. Additionally, certain planned turnaround activities will be accelerated in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out.

Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and transportation and distribution costs.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 3 ("Share-Based Compensation"). Direct operating expenses excluded depreciation and amortization of approximately $126.3 million, $128.0 million and $120.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 3 ("Share-Based Compensation"). Selling, general and administrative expenses excluded depreciation and amortization of approximately $2.7 million, $2.2 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, taxes based on income like the Texas franchise tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. As of December 31, 2016 and 2015, the Partnership has no material tax balances associated with the Texas franchise tax.

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

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of materials and other.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has developed an implementation plan to adopt the new standard. As part of this plan, the Partnership is currently assessing the impact of the new guidance on its business processes, business and accounting systems, and consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Partnership expects to complete the assessment phase of its implementation plan within the next several months after which the Partnership will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Consolidated Balance Sheets. Refer to Note 7 ("Long-Term Debt") for further details.

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

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2016, only performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CVR Refining. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance. These restricted shares were generally graded-vesting awards, which vested over a three-year period. Compensation expense was recognized on a straight-line basis over the vesting period of the respective tranche of the award. The change of control of CVR Energy in 2012 triggered a modification to outstanding awards under the CVR Energy LTIP converting the awards to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one contingent cash payment right ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares that vested in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards were settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. The awards were remeasured at each subsequent reporting date until they vested.

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards vested over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers that vested over one year. The award granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, was canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represented the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of the CVR Energy's common stock, plus (ii) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards were remeasured each subsequent reporting date until they vest.

As of December 31, 2016, no restricted stock units were outstanding. Total compensation expense recorded for the years ended December 31, 2016, 2015 and 2014 was approximately $0.0 million, $0.6 million and $2.2 million, respectively. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2016, 2015 and 2014 have been reflected as an increase to partners' capital.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Unit Awards

In December 2013, CVR Energy entered into performance unit award agreements (the "2013 Performance Unit Award Agreements") with Mr. Lipinski. Certain of the 2013 Performance Unit Awards Agreements were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through December 31, 2014, the end of the performance period for the related performance awards. Compensation cost for these awards was recognized over the substantive service period. Total compensation expense recorded for the years ended December 31, 2014 related to the performance unit awards was approximately $1.9 million. The Partnership was responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.

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

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski. The performance unit award of 3,500 performance units under the 2015 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2017. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Compensation cost for the 2015 Performance Unit Award Agreement totaling $1.7 million was recognized over the performance cycle from January 1, 2016 to December 31, 2016.

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award of 3,500 performance units under the 2016 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2016, there was approximately $1.7 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over a period of 1.0 year.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentive Unit Awards

In 2013 through 2016, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

Assuming the portion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during December 31, 2016, there was approximately $5.7 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of December 31, 2016, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the years ended December 31, 2016, 2015 and 2014 related to the incentive unit awards was $1.5 million, $3.8 million and $1.5 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of December 31, 2016 and 2015, the Partnership had a liability of $1.5 million and $1.8 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2016, 2015 and 2014, the Partnership reimbursed CVR Energy $1.9 million, $2.4 million and $1.0 million for its allocated portion of the incentive unit award payments.

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

In 2013 through 2016, awards of phantom units and distribution equivalent rights were granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at January 1, 2014	187,177	$21.55	$4.2
Granted	281,948	17.74
Vested	(61,002)	21.55
Forfeited	(4,176)	21.55
Non-vested at December 31, 2014	403,947	$18.89	$6.8
Granted	302,319	20.40
Vested	(136,531)	19.26
Forfeited	(58,144)	18.87
Non-vested at December 31, 2015	511,591	$19.68	$9.7
Non-vested at Granted	644,148	$9.43
Vested	(218,351)	19.78
Forfeited	(32,533)	19.13
Non-vested at December 31, 2016	904,855	$12.38	$9.4

As of December 31, 2016, there was approximately $8.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.8 years. Total compensation expense recorded for the years ended December 31, 2016, 2015 and 2014 related to the awards under the CVR Refining LTIP was $1.8 million, $4.6 million and $2.4 million, respectively. As of December 31, 2016 and 2015, the Partnership had a liability of $1.5 million and $2.3 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2016, 2015 and 2014, the Partnership paid cash of $2.6 million, $3.3 million and $1.4 million to settle liability-classified phantom unit awards and associated distribution equivalent rights upon vesting.

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the years ended December 31, 2016, 2015 and 2014 and the liability related to the SARs as of December 31, 2016 and 2015 were not material.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories

Inventories consisted of the following:

	December 31,
	2016	2015
	(in millions)
Finished goods	$135.8	$104.7
Raw materials and precious metals	89.7	72.6
In-process inventories	23.9	35.7
Parts and supplies	41.7	39.5
Total Inventories	$291.1	$252.5

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2016	2015
	(in millions)
Land and improvements	$29.1	$28.7
Buildings	47.3	47.8
Machinery and equipment	2,306.0	2,142.2
Automotive equipment	24.2	23.9
Furniture and fixtures	9.0	8.2
Leasehold improvements	0.8	0.8
Construction in progress	41.0	116.8
	2,457.4	2,368.4
Accumulated depreciation	942.4	818.9
Total property, plant and equipment, net	$1,515.0	$1,549.5

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2016, 2015 and 2014 totaled approximately $5.0 million, $3.7 million and $9.4 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2016 and 2015. Amortization of assets held under capital leases is included in depreciation expense.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Partnership is covered by property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. The Partnership anticipates amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. As of December 31, 2015 and 2014, the Partnership had an insurance receivable related to the incident of approximately $1.2 million and $1.3 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). The Partnership received the $1.2 million of insurance proceeds during the first quarter of 2016.

During the outage at the Coffeyville refinery as discussed above, the Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014.

(7) Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2016	2015
	(in millions)
6.5% Second Lien Senior Notes, due 2022	$500.0	$500.0
Intercompany credit facility	—	31.5
Capital lease obligations	46.9	48.5
Total debt	546.9	580.0
Unamortized debt issuance costs	(5.4)	(6.2)
Current portion of capital lease obligations	(1.8)	(1.6)
Long-term debt, net of current portion	$539.7	$572.2

During the first quarter of 2016, the Partnership adopted ASU 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to adoption of the ASU, all debt issuance costs were presented as assets. As a result of adoption of the standard, debt issuance costs of $5.4 million and $6.2 million were reclassified as a direct deduction from the carrying value of the related debt balances as of December 31, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets. Debt issuance costs related to the asset-based lending facilities continue to be presented as assets in the Condensed Consolidated Balance Sheets.

2022 Senior Notes

On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and their respective subsidiaries are not guarantors.

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2016, the Partnership was in compliance with the covenants contained in the 2022 Notes.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million as of both December 31, 2016 and 2015 related to the 2022 Notes. At December 31, 2016, the estimated fair value of the 2022 Notes was approximately $496.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2016.

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

As of December 31, 2016, the Partnership had availability under the Amended and Restated ABL Credit Facility of $312.4 million and had letters of credit outstanding of approximately $28.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2016.

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

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of December 31, 2016.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. On November 9, 2016, the Partnership paid the outstanding balance of $31.5 million under the intercompany credit facility. As of December 31, 2016, the Partnership had no borrowings outstanding and $250.0 million available under the intercompany credit facility. Accrued interest payable included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2015 is not material.

Deferred Financing Costs

For the years ended December 31, 2016, 2015 and 2014, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1.9 million, $1.9 million and $1.9 million, respectively.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 154 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 153 months remaining lease term and will expire in September 2029. As of December 31, 2016, the outstanding obligation associated with these arrangements totaled approximately $46.9 million, of which $45.1 million is included in long-term liabilities and $1.8 million is included in current liabilities in the Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future payments required under capital lease at December 31, 2016 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2017	$6.4
2018	6.5
2019	6.5
2020	6.5
2021	6.5
2022 and thereafter	50.8
Total future payments	83.2
Less: amount representing interest	36.3
Present value of future minimum payments	46.9
Less: current portion	1.8
Long-term portion	$45.1

(8) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at December 31, 2016:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At December 31, 2016, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of cash distributions paid to the Partnership's unitholders during the year ended December 31, 2015 for the respective quarters to which the distributions relate:

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

No distributions were paid during 2016.

(9) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the years ended December 31, 2016, 2015 or 2014 as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per unit data)
Net income	$15.3	$291.2	$358.7
Net income per common unit, basic and diluted	$0.10	$1.97	$2.43
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6

(10) Benefit Plans

A subsidiary of CVR Energy sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the "Plans"), in which employees of the general partner, CVR Refining and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Partnership provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Contributions for the represented plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans provide for a three-year vesting schedule for the Partnership's matching contributions and contain a provision to count service with predecessor organizations. The Partnership's contributions under the Plans for employees of CVR Refining were approximately $5.5 million, $5.2 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Commitments and Contingencies

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2017	$0.6	$128.0
2018	0.4	120.1
2019	0.2	119.7
2020	0.1	107.2
2021	—	97.2
Thereafter	0.2	637.6
	$1.5	$1,209.8

(1)
This amount includes approximately $733.7 million payable ratably over 14 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the years ended December 31, 2016, 2015 and 2014, lease expense totaled approximately $1.3 million, $1.7 million and $2.5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the years ended December 31, 2016, 2015 and 2014, total expense of $129.1 million, $125.0 million and $121.5 million, respectively, was incurred related to long-term commitments.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from CVR Refining's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. On October 25, 2010, CVR Refining received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. CVR Refining responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act of 1990 ("OPA"). CRRM reached an agreement with the DOJ resolving its claims under CWA and the OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training the majority of which have already been completed.

The parties also reached an agreement to settle DOJ's claims related to the alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively (the "RMP Consent Decree"), and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2016, CRRM continued to implement the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of wastewater conveyance. As of December 31, 2016 and 2015, environmental accruals of approximately $4.8 million and $3.6 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order, for which approximately $0.2 million and $2.0 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2016 and 2015, respectively. The accruals include estimated closure and post-closure costs of approximately $0.4 million and $0.4 million for two landfills at December 31, 2016 and 2015, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2017	$1.5
2018	1.6
2019	1.3
2020	0.1
2021	0.1
Thereafter	0.3
Undiscounted total	4.9
Less amounts representing interest at 1.47%	0.1
Accrued environmental liabilities at December 31, 2016	$4.8

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

Tier 3 Motor Vehicle Emission and Fuel Standards

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery.” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

The cost of RINs for the years ended December 31, 2016, 2015 and 2014 was approximately $205.9 million, $123.9 million and $127.2 million, respectively. As of December 31, 2016 and 2015, CVR Refining's biofuel blending obligation was approximately $186.2 million and $9.5 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.

Coffeyville Second Consent Decree

In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to reduce emissions of sulfur dioxide ("SO2"), nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 95% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. In March 2016, the United States District Court for the District of Kansas approved a modification to the Second Consent Decree memorializing an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM is permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. As the modification does not require the controls specified in the Second Consent Decree, compliance costs have been reduced by approximately $35.0 million. The additional incremental capital expenditures associated with the Second Consent Decree are expected to be approximately $6.0 million.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RCRA Compliance Matters

In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan and replacement of a wastewater conveyance to be approved by ODEQ. ODEQ approved the work plan submitted by WRC on February 1, 2016 and the replacement of a wastewater conveyance on August 15, 2016.  WRC is in the process of implementing the specified groundwater remediation and monitoring measures.  The costs of complying with the Consent Order are estimated to be approximately $3.9 million.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2016, 2015 and 2014, capital expenditures were approximately $17.2 million, $34.7 million and $100.5 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

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

Joint Venture Agreement

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of December 31, 2016, CRPLLC has contributed $5.6 million to VPP, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheet, and expects to contribute a total of approximately $9.3 million during the pipeline construction.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Level 3 — Significant unobservable inputs (including CVR Refining's own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—
Other current liabilities (derivative agreements)	—	(11.1)	—	(11.1)
Other current liabilities (biofuel blending obligation & benzene obligation)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current assets (derivative agreements)	$—	$44.7	$—	$44.7
Total Assets	$—	$44.7	$—	$44.7
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(2.7)	—	(2.7)
Total Liabilities	$—	$(2.8)	$—	$(2.8)

As of December 31, 2016 and 2015, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments, uncommitted biofuel blending obligation and benzene obligations. Additionally, the fair value of the debt issuances is disclosed in Note 7 ("Long-Term Debt"). The commodity derivative contracts, the uncommitted biofuel blending obligation and the benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2016.

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current period settlements on derivative contracts	$36.4	$(26.0)	$122.2
Gain (loss) on derivatives, net	(19.4)	(28.6)	185.6

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of December 31, 2016 or 2015. For the years ended December 31, 2016, 2015 and 2014, CVR Refining recognized net loss of $0.5 million, a net gain of $3.2 million and a net gain of $0.3 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016 and 2015, CVR Refining had open commodity hedging instruments consisting of 4.0 million and 2.5 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2016 was a net unrealized loss of $11.1 million, of which the entire balance is included in other current liabilities. The fair value of the outstanding contracts at December 31, 2015 was a net unrealized gain of $44.6 million, of which $44.7 million is included in current assets and $0.1 million is included in other current liabilities. For the years ended December 31, 2016, 2015 and 2014, the Partnership recognized a net loss of $18.9 million, $36.4 million and a net gain of $187.4 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2016, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$11.1	$—	$11.1	$—	$11.1
Total	$11.1	$—	$11.1	$—	$11.1

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2015 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively in the Consolidated Balance Sheets as follows:

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Related Party Transactions

CVR Refining and CRRM are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF")) that govern the business relationships among each party. The agreements are described as in effect at December 31, 2016. Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable and prepaid expenses and other current assets on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, personnel accruals, accrued expenses and other current liabilities, long-term debt and other long-term liabilities, on CVR Refining's Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRRM is party to a feedstock and shared services agreement with CRNF, under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRRM and CRNF have agreed to transfer hydrogen to one another; provided, CRRM is not required to sell hydrogen to CRNF if such hydrogen is required for operation of CRRM's refinery, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRRM's best interest. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of materials and other for CVR Refining. For the year ended December 31, 2016, the net sales generated from the sale of hydrogen to CRNF were approximately $0.2 million. For the years ended December 31, 2016, 2015 and 2014, CVR Refining recognized $3.2 million, $11.8 million and $10.1 million, respectively, of cost of materials and other related to the purchase of excess hydrogen from the nitrogen fertilizer facility. At December 31, 2016, there was approximately $0.1 million of accounts receivable included in prepaid expenses and other current assets on the Consolidated Balance Sheet associated with hydrogen sales. At December 31, 2015, there was approximately $0.5 million of payables included in accounts payable on the Consolidated Balance Sheet associated with unpaid balances related to hydrogen.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Direct operating expenses associated with nitrogen purchased by CRRM from CRNF for the years ended December 31, 2015 and 2014, were nominal and approximately $1.0 million, respectively, and were nominal for the year ended December 31, 2016. No amounts were paid by CRNF to CRRM for any of the years presented.
With respect to oxygen requirements, CRNF is obligated to provide CRRM oxygen produced by the Linde air separation plant and made available to CRNF to the extent that such oxygen is not required for operation of the nitrogen fertilizer plant. The oxygen is required to meet certain specifications and is to be purchased at a fixed price. CRRM purchased approximately $0.3 million of oxygen from CRNF for the year ended December 31, 2016.
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For the years ended December 31, 2016, 2015 and 2014 CRRM recognized a nominal amount of direct operating expenses generated from the purchase of tail gas from CRNF. In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At both December 31, 2016 and 2015, a liability of approximately $0.2 million was included in other current liabilities. Additionally, at December 31, 2016 and 2015, a liability of approximately $0.6 million and $0.8 million, respectively, was included in other non-current liabilities in the Consolidated Balance Sheets.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At both December 31, 2016 and 2015, payables of approximately $0.3 million were included in accounts payable on the Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases discussed above. At December 31, 2016 and 2015, receivables of approximately $0.9 million and $0.7 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $1.8 million, $6.8 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Receivables of approximately $0.1 million and $0.3 million related to the coke supply agreement were included in accounts receivable on the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Under this agreement, the Partnership's general partner has engaged CVR Energy to provide certain services, including the following, among others:

•
services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement will serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

•
administrative and professional services, including legal, accounting, SEC and securities exchange reporting, human resources, information technology, communications, insurance, tax, credit, finance, government and regulatory affairs;

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

As payment for services provided under the agreement, the Partnership, its general partner or subsidiaries must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide the Partnership services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide the Partnership services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

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

The agreement also contains an indemnity provision whereby the Partnership, its general partner, and our subsidiaries, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net amounts incurred under the services agreement for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$13.0	$18.1	$21.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	49.2	53.2	50.8
Total	$62.2	$71.3	$72.1

At December 31, 2016 and 2015, payables and liabilities of $11.9 million and $13.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the years ended December 31, 2016, 2015 and 2014 approximately $6.9 million, $9.1 million and $6.0 million were incurred under the partnership agreement, respectively.

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

As of December 31, 2016, the Partnership had no borrowings outstanding. For the years ended December 31, 2016, 2015 and 2014, the Partnership paid $1.0 million, $1.0 million and $1.0 million of interest to CRLLC. See Note 7 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Joint Venture Agreement

On September 19, 2016, CRPLLC entered into an agreement with Velocity related to their joint ownership of VPP. See Note 11 ("Commitments and Contingencies") for additional discussion of the joint venture.

(15) Major Customers and Suppliers

Sales to major customers were as follows:

	Year Ended December 31,
	2016	2015	2014
Customer A	15%	14%	13%

CRRM obtained crude oil from one third-party supplier under a long-term supply agreement during 2016, 2015 and 2014. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2016	2015	2014
Supplier A	61%	61%	67%

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial data for December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$834.0	$1,164.4	$1,163.5	$1,269.4
Operating costs and expenses:
Cost of materials and other	722.3	941.9	987.5	1,107.5
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	117.7	84.0	97.0	94.7
Depreciation and amortization	30.9	30.9	31.9	32.6
Cost of sales	870.9	1,056.8	1,116.4	1,234.8
Flood insurance recovery	—	—	—	—
Selling, general and administrative (exclusive of depreciation and amortization as reflected below)	18.5	16.8	18.1	18.5
Depreciation and amortization	0.6	0.7	0.6	0.8
Total operating costs and expenses	890.0	1,074.3	1,135.1	1,254.1
Operating income (loss)	(56.0)	90.1	28.4	15.3
Other income (expense):
Interest expense and other financing costs	(10.8)	(10.1)	(10.8)	(11.7)
Interest income	—	—	—	0.1
Gain (loss) on derivatives, net	(1.2)	(1.9)	(1.7)	(14.6)
Other income, net	—	—	—	0.2
Total other expense	(12.0)	(12.0)	(12.5)	(26.0)
Income (loss) before income tax expense	(68.0)	78.1	15.9	(10.7)
Income tax expense	—	—	—	—
Net income (loss)	$(68.0)	$78.1	$15.9	$(10.7)

Net income (loss) per common unit - basic and diluted	$(0.46)	$0.53	$0.11	$(0.07)

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$1,304.4	$1,547.5	$1,361.6	$948.3
Operating costs and expenses:
Cost of materials and other	1,056.1	1,180.9	1,063.7	842.8
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	87.0	90.3	112.6	188.7
Depreciation and amortization	33.5	33.6	29.4	31.5
Cost of sales	1,176.6	1,304.8	1,205.7	1,063.0
Flood insurance recovery	—	(27.3)	—	—
Selling, general and administrative (exclusive of depreciation and amortization as reflected below)	18.1	18.6	18.2	20.2
Depreciation and amortization	0.5	0.6	0.5	0.6
Total operating costs and expenses	1,195.2	1,296.7	1,224.4	1,083.8
Operating income (loss)	109.2	250.8	137.2	(135.5)
Other income (expense):
Interest expense and other financing costs	(11.3)	(10.4)	(10.4)	(10.5)
Interest income	0.1	0.1	0.1	0.1
Gain on derivatives, net	(51.4)	(12.6)	11.8	23.6
Other expense, net	0.1	(0.1)	0.2	0.1
Total other income	(62.5)	(23.0)	1.7	13.3
Income (loss) before income tax expense	46.7	227.8	138.9	(122.2)
Income tax expense	—	—	—	—
Net income (loss)	$46.7	$227.8	$138.9	$(122.2)

Net income (loss) per common unit - basic and diluted	$0.32	$1.54	$0.94	$(0.83)

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

Factors Impacting the Comparability of Quarterly Results of Operations

As discussed in Note 2 ("Summary of Significant Accounting Policies"), the Coffeyville refinery completed the second phase of its most recent major scheduled turnaround during the first quarter of 2016 at a total cost of approximately $31.5 million for the year ended December 31, 2016, of which approximately $29.4 million and $2.1 million were incurred in the first and second quarters of 2016, respectively. The Coffeyville refinery completed the first phase of its major scheduled turnaround in mid-November 2015 at a total cost of approximately $102.2 million of major scheduled turnaround expenses for the year ended December 31, 2015, of which approximately $1.7 million, $15.6 million and $84.9 million were incurred in the second, third and fourth quarters of 2015, respectively. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

As discussed in Note 11 ("Commitments and Contingencies"), CRRM received an insurance recovery from its environmental insurance carriers in the second quarter of 2015 as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2016, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Limited partners are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our partnership agreement contains various provisions that replace default fiduciary duties with contractual corporate governance standards. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it. Our debt instruments are non-recourse to our general partner.

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

The board of directors of our general partner consisted of nine directors in 2016, three of whom at all times the board has affirmatively determined are independent in accordance with the rules of the NYSE (Glenn R. Zander, Jon R. Whitney and Kenneth Shea). The board of directors of our general partner met four times in 2016. All of the directors who served during 2016 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board. Effective March 14, 2016, Courtney Mather resigned from, and Jonathan Frates was concurrently appointed to, the board of directors of our general partner.

The board of directors of our general partner has established an audit committee. The audit committee consists of Glenn R. Zander (chairman), Jon R. Whitney and Kenneth Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to (i) appoint, terminate, retain, compensate and oversee the work of the independent registered public accounting firm, (ii) pre-approve all audit, review and attest services and permitted non-audit services provided by the independent registered public accounting firm, (iii) oversee the performance of the Partnership's internal audit function, (iv) evaluate the qualifications, performance and independence of the independent registered public accounting firm, (v) review external and internal audit reports and management's responses thereto, (vi) oversee the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, (vii) review the Partnership's annual and quarterly financial statements, including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in periodic reports filed with the SEC, (viii) oversee the receipt, investigation, resolution and retention of all complaints submitted under the whistleblower policy, and (ix) otherwise comply with its responsibilities and duties as stated in its audit committee charter. The board of directors of our general partner has determined that Glenn R. Zander qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE. The audit committee met six times in 2016.

In addition, the board of directors of our general partner established a conflicts committee consisting entirely of independent directors. The conflicts committee consists of Glenn R. Zander, Jon R. Whitney and Kenneth Shea. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee did not meet in 2016.

The board of directors of our general partner has also established a compensation committee. During 2016, the compensation committee was initially comprised of Andrew Langham (chairman) and Courtney Mather. Mr. Mather resigned from the board of directors of our general partner on March 14, 2016. The compensation committee currently consists of Andrew Langham (chairman) and Jonathan Frates. The compensation committee (i) establishes policies and periodically determines matters involving executive compensation, (ii) grants or recommends the grant of equity awards under the CVR Refining LTIP, (iii) provides counsel regarding key personnel selection, (iv) may elect to retain independent compensation consultants, (v) recommends to the board of directors the structure of non-employee director compensation and (vi) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2016.

The board of directors of our general partner has created an environmental, health and safety committee. During 2016, the environmental, health and safety committee initially consisted of Jon R. Whitney (chairman) and Courtney Mather. Mr. Mather resigned from the board of directors of our general partner on March 14, 2016. The environmental, health and safety committee currently consists of Jon R. Whitney (chairman) and Jonathan Frates. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met one time in 2016.

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

Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2016, three of our nine directors were independent, and eight of our nine directors were non-management. Our independent directors met during one executive session in 2016. Mr. Zander (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2016. In the absence of further action, Mr. Icahn will preside over the executive session held by our non-management directors.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee of our general partner during 2016 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 14, 2017) of the executive officers and directors of our general partner.

Certain of the executive officers of our general partner are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement among us, CVR Energy and our general partner. The executive officers listed below divide their working time between the management of CVR Energy, CVR Partners and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2016 are as follows: John J. Lipinski (50%), Susan M. Ball (49%), Robert W. Haugen (95%), Martin J. Power (95%), David L. Landreth (100%) and John R. Walter (40%).

Name	Age	Position With Our General Partner
John J. Lipinski	65	Chief Executive Officer and President, Director
Susan M. Ball	53	Chief Financial Officer and Treasurer
Robert W. Haugen	58	Executive Vice President, Refining Operations
Martin J. Power	61	Chief Commercial Officer
David L. Landreth	60	Senior Vice President, Economics and Planning
John R. Walter	40	Senior Vice President, General Counsel and Secretary
Carl C. Icahn	80	Director
SungHwan Cho	42	Director
Jonathan Frates	34	Director
Andrew Langham	43	Director
Louis J. Pastor	32	Director
Kenneth Shea	58	Director
Jon R. Whitney	72	Director
Glenn R. Zander	70	Director

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

David L. Landreth has served as senior vice president, economics and planning of our general partner since our inception in September 2012. Mr. Landreth has also served as vice president, economics and planning of CRRM since January 2009. Mr. Landreth has more than 30 years' experience in refining and petrochemicals in areas relating to crude, feedstock, product and process optimization, commercial activities, acquisitions and capital utilization. He has served in numerous management positions in the petroleum industry. Most of his career was in various refining and marketing positions with the Coastal Corporation. Following the merger between Coastal and El Paso in 2001, Mr. Landreth assumed the position of Director of Refining Optimization and Commercial Management. Before joining CRLLC in 2005, he was the Director of Refining and Marketing Economics and Planning at Holly Corporation in Dallas. Mr. Landreth received a B.S. degree in Chemistry from Northwestern Oklahoma State University.

John R. Walter has served as senior vice president, general counsel and secretary of CVR Energy, Inc. and each of the general partners of CVR Refining, LP and CVR Partners, LP since January 2015. He has served as vice president, associate general counsel since January 2011, assistant secretary since May 2011 and associate general counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Leonard Street LLP in Kansas City Missouri from 2006 to 2008, and was an associate at Seigfreid Bingham, PC in Kansas City, Missouri from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

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

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Trump Entertainment Resorts, Inc., a company engaged in the business of owning and operating casinos and resorts, since February 2016; The Pep Boys - Manny, Moe & Jack, an automotive parts installer and retailer, since February 2016; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; IEH Auto Parts LLC, an automotive parts distributor, since June 2015; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014); WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho has also been a member of the Executive Committee of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Trump Entertainment, Pep Boys, Ferrous Resources Limited, IEH Auto Parts, American Railcar Leasing, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho’s deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

Jonathan Frates has been a Portfolio Company Associate at Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since November 2015. Prior to joining Icahn Enterprises, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has served as a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since December 2016; CVR Partners LP, a nitrogen fertilizer company, since April 2016; American Railcar Industries, Inc., a railcar manufacturing company, since March 2016; Viskase Companies, Inc., a meat casing company, since March 2016; CVR Energy, Inc., a diversified holding company primarily engaged in petroleum refining and nitrogen fertilizer production, since March 2016; and CVR Refining, LP, an independent downstream energy limited partnership, since March 2016. Ferrous Resources, American Railcar Industries, Viskase Companies, CVR Energy, CVR Refining and CVR Partners are each indirectly controlled by Carl C. Icahn. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. Based on Mr. Frates strong financial background and experience as an analyst, we believe that Mr. Frates has the requisite set of skills to serve as a member of our board.

Andrew Langham has been General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since January 2015. From 2005 to January 2015, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Manitowoc Foodservice, Inc., a commercial foodservice equipment manufacturer, since March 2016; Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since October 2015; CVR Partners LP, a nitrogen fertilizer company, since September 2015; CVR Refining, LP, an independent downstream energy limited partnership, since September 2014; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since September 2014. CVR Partners, CVR Refining and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Manitowoc Foodservice and Freeport-McMoRan through the ownership of securities. Mr. Langham received a B.A. in 1995 from Whitman College, and a J.D. from the University of Washington in 2000. Based on Mr. Langham's extensive corporate and public company experience, we believe that Mr. Langham has the requisite set of skills to serve as a member of our board.

Louis J. Pastor has been Deputy General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since December 2015. From May 2013 to December 2015, Mr. Pastor was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Pastor was an Associate at Simpson Thacher & Bartlett LLP, where he advised corporate, private equity and investment banking clients on a wide array of corporate finance transactions, business combination transactions and other general corporate matters. Mr. Pastor has been a director of: Herc Holdings Inc., an international provider of equipment rental and services, since June 2016; CVR Partners LP, a nitrogen fertilizer company, since April 2016; Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2015; and CVR Refining, LP, an independent downstream energy limited partnership, since September 2014. Mr. Pastor has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Each of CVR Refining, CVR Partners, Federal-Mogul and ACF Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herc Holdings through the ownership of securities. Mr. Pastor received a B.A. in 2006 from The Ohio State University and a J.D. in 2009 from the University of Pennsylvania. Based on Mr. Pastor's strong finance and corporate experience, we believe that Mr. Pastor has the requisite set of skills to serve as a member of our board.

Kenneth Shea has been a member of the board of directors of our general partner since January 2013. Mr. Shea is a Senior Managing Director of Guggenheim Securities, LLC, an investment banking firm. Prior to joining Guggenheim Securities in September 2014, Mr. Shea served as President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York based privately-held developer of resort destinations, luxury hotels and casino gaming facilities. Prior to joining Coastal in September 2009, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. (a diversified holding company controlled by Carl Icahn that is engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) through which Mr. Icahn manages various private investment funds, including Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. At Icahn Capital, Mr. Shea had responsibility for all principal investments in the gaming and leisure industries. Prior to serving at Icahn Capital, Mr. Shea was employed by Bear, Stearns & Co., Inc., from 1996 to 2008, where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. At Bear, Stearns, Mr. Shea oversaw the execution of various complex capital raising and merger & acquisition transactions for a wide variety of public and private companies. Mr. Shea currently serves on the board of directors of Equity Commonwealth, a commercial office real estate investment trust. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia's Darden School. Based upon his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets, we believe that Mr. Shea has the requisite skills to serve as a member of our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2016. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2016, except as follows: one Form 3, covering one holding, was filed late for John R. Walter.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Mr. David L. Landreth, as senior vice president, economics and planning. The remaining executive officers that are responsible for managing our day-to-day affairs are executive officers of, and are employed by, CVR Energy, including John J. Lipinski (our chief executive officer and president), Susan M. Ball (our chief financial officer and treasurer), Robert W. Haugen (our executive vice president, refining operations) and Martin J. Power (our chief commercial officer). Throughout this Annual Report, we refer to Mr. Lipinski, Ms. Ball and Messrs. Haugen, Power and Landreth as our "named executive officers".

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2016 are as follows: John J. Lipinski (50%); Susan M. Ball (49%); Robert W. Haugen (95%); Martin J. Power (95%) and David L. Landreth (100%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its subsidiaries (including CVR Partners).

During 2016, Mr. Lipinski, Ms. Ball, and Messrs. Haugen and Power were employed and paid by CVR Energy. Their compensation was determined by CVR Energy. Mr. Landreth is employed by our general partner and his compensation is determined by our general partner. In addition, during 2016 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below.

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

•
We, our general partner and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees. We also pay our allocated portion of performance units and incentive units issued by CVR Energy to those personnel providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, our subsidiaries or we pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. We are required to pay all compensation amounts allocated to us by CVR Energy (except for certain share-based compensation), although we may object to amounts that we deem unreasonable. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

With the exception of Mr. Landreth, (who is employed by and whose compensation is determined by, our general partner), during 2016 our named executive officers received all of their compensation and benefits for services performed for our business from CVR Energy, which compensation was set by CVR Energy. Although following the Initial Public Offering we bear an allocated portion of CVR Energy's costs of providing compensation and benefits (excluding certain share-based compensation) to the named executive officers, we have no control over such costs and do not establish or direct the compensation policies or practices of CVR Energy. We maintain the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"), which was adopted on January 16, 2013 in connection with the Initial Public Offering. Aside from Mr. Landreth and the CVR Refining LTIP, neither we nor our general partner anticipate setting the compensation for the named executive officers or adopting any compensation or benefits arrangements in the near future. Rather, it is anticipated that the executive officers of our general partner (other than Mr. Landreth) will continue to have their compensation set by CVR Energy and will participate in CVR Energy's benefit plans and programs (with the exception of the CVR Refining LTIP, pursuant to which they may receive awards in the future).

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

As discussed above, 2016 compensation for Mr. Lipinski, Ms. Ball and Messrs. Haugen and Power was set by CVR Energy, while the 2016 compensation for Mr. Landreth was set by CVR Refining. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Refining's compensation programs and the second focuses on CVR Energy's compensation programs.

CVR Refining's Compensation Programs

The following discussion relates to the 2016 compensation of the named executive officer who was an employee of our general partner through December 31, 2016, Mr. Landreth. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Landreth. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.

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

Elements of Compensation Program

For 2016, the three primary components of CVR Refining's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officer is also provided with benefits that are generally available to CVR Refining's salaried employees.

CVR Refining believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.

CVR Refining has not established equity ownership requirements for its executive officers. The compensation committee believes that cash-settled equity-based awards provide executive officers with a more attractive compensation package and are less burdensome for the executive officers and CVR Refining to administer than equity-settled awards. The compensation committee believes that equity-based compensation in the form of awards of CVR Refining's common units would be less attractive and more burdensome. Additionally, equity-based compensation in the form of CVR Refining's common units would dilute the ownership interest of existing common unit holders.

The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term unitholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Refining and to promote a focused effort on growth and long-term success with long-term enhancement of unitholder value. The chief executive officer of CVR Refining, while not a member of the compensation committee, reviews information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.

Longnecker was engaged by CVR Refining on behalf of its compensation committee to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Refining generally recommends compensation levels at or near the 50th percentile of its peer group or available market survey information. Historically, the following companies were included as members of CVR Energy's and CVR Refining's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc.

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

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for Mr. Landreth in 2016 in conjunction with his responsibilities and expectations for 2017. They concluded their review in December 2016, and set the base salary for Mr. Landreth of $272,500 as of January 1, 2017. Individual performance, market data as reflected in the analysis and report of Longnecker, and changes in the named executive officer's positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

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

Information about total cash compensation paid by members of CVR Refining's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2016, the target bonus for David L. Landreth was 85%. This target percentage was the result of individual negotiations between the named executive officer and CVR Refining, and was in correlation with the findings and recommendations by Longnecker based upon review of market data, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Refining's management.

Mr. Landreth had the opportunity to earn a bonus in respect of 2016 performance pursuant to the Amended and Restated CVR Energy Inc. Performance Incentive Plan dated April 22, 2016 (the "CVR Energy PIP"). The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Mr. Landreth’s annual bonus is evaluated based on these metrics and approved by our compensation committee. In addition, Mr. Haugen’s annual bonus (at a target of 120%) and Mr. Power's annual bonus (at a target of 115%) are also evaluated based on these metrics due to the substantial amount of their time that is devoted to CVR Refining; provided their annual bonuses are approved by the compensation committee of CVR Energy. The payment of annual bonuses for the 2016 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively for Messrs. Landreth, Haugen and Power. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Refining's overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.

The 2016 financial measure was adjusted EBITDA for the refining business, which was derived from refining earnings before interest, taxes, depreciation and amortization, and adjusted for total non-cash share-based compensation expense, loss on extinguishment of debt, turnaround expenses, gain/loss on derivatives, first-in, first-out (FIFO) accounting impacts and board directed actions.

The 2016 operational measures included the following: petroleum reliability for the Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day, as adjusted at the discretion of our compensation committee for third party events; production for crude transportation, measured by gathered crude barrels per day; and turnaround expenses for the 2016 turnaround at the Coffeyville refinery.

The 2016 safety measures included the following: OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); EH&S severity statistics (based upon EH&S severity and inclusive of petroleum, fertilizer and crude transportation); air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); tier 1 process safety events (based upon API process safety events and inclusive of petroleum and fertilizer operations); tier 2 process safety events (based upon API process safety events and inclusive of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).

The table below reflects: (i) the financial, operational and safety measures used to determine 2016 bonuses for Messrs. Haugen, Power and Landreth; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2016 bonus determined based on each such measure. Messrs. Haugen, Power, and Landreth could have received 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2016 Performance Measure	2016 Performance Goals Threshold/Target/Maximum	2016 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA — Petroleum business	Threshold: $300.0 million Target: $482.0 million Maximum: $665.0 million	$222.8 million	30% of bonus for Messrs. Haugen, Power and Landreth
Petroleum reliability measures (as adjusted)	Threshold: 177,000 bpd Target: 189,000 bpd Maximum: 201,000 bpd	202,893 bpd	35% of bonus for Mr. Haugen; 30% of bonus for Mr. Power; 40% of bonus for Mr. Landreth
Crude transportation production measure	Threshold: 62,000 bpd Target: 67,000 bpd Maximum: 72,000 bpd	71,261 bpd	10% of bonus for Messrs. Haugen and Landreth; 20% of bonus for Mr. Power
Turnaround expense - Coffeyville	Threshold: $40.0 million Target: $37.0 million Maximum: $34.0 million	$31.5 million	5% of bonus for Mr. Haugen
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.5%	10% of bonus for Messrs. Haugen, Power and Landreth
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.9%	5% of bonus for Messrs. Haugen and Power
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.8%	10% of bonus for Mr. Landreth
Crude Transportation Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	7.0%	5% of bonus for Mr. Haugen and Mr. Power

As a result of these levels of performance, Mr. Haugen earned approximately 98.65% of his target annual bonus, Mr. Power earned approximately 97.90% of his target annual bonus, and Mr. Landreth earned approximately 97.50% of his target annual bonus.

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

CVR Refining established the CVR Refining LTIP in January 2013 in connection with the completion of its Initial Public Offering. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Refining LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2016, Mr. Landreth received phantom unit awards pursuant to the CVR Refining LTIP.

Perquisites.  The total value of all perquisites and personal benefits provided by CVR Refining to each of its named executive officers in 2016 was less than $10,000.

CVR Energy's Compensation Programs

The following discussion relates to the 2016 compensation of the named executive officers who are employed by CVR Energy. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Messrs. Haugen and Power. In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.

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

Elements of Compensation Program

For 2016, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.

CVR Energy believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.

CVR Energy has not established equity ownership requirements for its executive officers. The compensation committee believes that cash-settled equity-based awards provide executive officers with a more attractive compensation package and are less burdensome for the executive officers and CVR Energy to administer than equity-settled awards. The compensation committee believes that equity-based compensation in the form of awards of CVR Energy's common stock would be less attractive and more burdensome. Additionally, equity-based compensation in the form of CVR Energy's common stock would dilute the ownership interest of existing stockholders.

The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term stockholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Energy and to promote a focused effort on growth and long-term success with long-term enhancement of stockholder value. The chief executive officer of CVR Energy, while not a member of the compensation committee, reviews information provided by the committee's compensation consultant, Longnecker, as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Energy on behalf of its compensation committee to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Energy generally recommends compensation levels at or near the 50th percentile of its peer group or available market survey information. Historically, the following companies were included as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc.

Base Salary.  Each of the named executive officers (except for Ms. Ball) has an employment agreement with CVR Energy that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (a) strategically meet business challenges, (b) achieve financial results, (c) promote legal and ethical compliance, (d) lead their own business or business team for which they are responsible and (e) diligently and effectively respond to immediate needs of the volatile industry and business environment.

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

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2016 in conjunction with their responsibilities and expectations for 2017. They concluded their review in December 2016, and set the following base salaries for the named executive officers as of January 1, 2017: $1,000,000 for Mr. Lipinski; $425,000 for Ms. Ball; $365,000 for Mr. Haugen; and $330,000 for Mr. Power. Individual performance, market data as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

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

Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2016, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (120%), Robert W. Haugen (120%) and Martin J. Power (115%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.

Each named executive officer had the opportunity to earn bonuses in respect of 2016 pursuant to the CVR Energy PIP. The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Messrs. Haugen and Power's annual bonuses are evaluated based on these metrics (and approved by our compensation committee) due to the substantial amount of their time that is devoted to CVR Refining. These metrics and the annual bonus earned by Messrs. Haugen and Power are described above in "Annual Bonus" under “CVR Refining’s Compensation Programs”. The payment of annual bonuses for the 2016 performance year will depend on the achievement of financial, operational and safety measures, which comprised 35%, 45% and 20% of the annual bonuses, respectively, for Mr. Lipinski and Ms. Ball. Specific bonus measures were determined by the compensation committee based on its review of market data provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved. In addition, all metrics (with one exception), related to CVR Partners were based upon its Coffeyville, Kansas facility only, and exclude the results and impact of its East Dubuque, Illinois facility. The only exception is noted below regarding annualized synergies in selling, general and administrative expenses resulting from the East Dubuque Merger.
The 2016 financial measures were consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for certain non-cash share-based compensation expense, first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, and board-directed actions; and annualized synergies in selling, general and administrative expenses resulting from CVR Partners' acquisition of the East Dubuque, Illinois facility.
The 2016 operational measures include the following: petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day, as adjusted at the discretion of our compensation committee for third party events; crude transportation production, measured by gathered barrels per day; and fertilizer reliability for the fertilizer plant, measured by adjusted equivalent tons of UAN production.

The 2016 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and the aggregated EH&S results pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and fertilizer); consolidated OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and fertilizer); consolidated EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and fertilizer); consolidated air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon API process safety events of petroleum and fertilizer operations); and consolidated tier 2 process safety events (based upon API process safety events of petroleum and fertilizer operations).

The table below reflects: (i) the financial, operational and safety measures used to determine 2016 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2016 bonus that will be determined based on each such measure. The executives may receive 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2016 Performance Measure	2016 Performance Goals Threshold/Target/Maximum	2016 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $339.0 million Target: $535.0 million Maximum: $733.0 million	$279.5 million	30% of bonus for Mr. Lipinski and Ms. Ball
Synergies from East Dubuque Acquisition	Threshold: less than $7.0 million Target: $7.0 million Maximum: $10.0 million	$7.9 million	5% of bonus for Mr. Lipinski and Ms. Ball
Petroleum Reliability Measures (as adjusted)	Threshold: 177,000 bpd Target: 189,000 bpd Maximum: 201,000 bpd	202,893 bpd	30% of bonus for Mr. Lipinski and Ms. Ball
Crude Transportation Production Measures	Threshold: 62,000 gathered bpd Target: 67,000 gathered bpd Maximum: 72,000 gathered bpd	71,261 bpd	5% of bonus for Mr. Lipinski and Ms. Ball
Fertilizer Reliability Measures	Threshold: 1,006,000 tons Target: 1,059,000 tons Maximum: 1,090,000 tons	1,091,365 tons	10% of bonus for Mr. Lipinski and Ms. Ball
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.5%	10% of bonus for Mr. Lipinski and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.9%	5% of bonus for Mr. Lipinski and Ms. Ball
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of nitrogen payout levels Target: 5% of nitrogen payout levels Maximum: 7.5% of nitrogen payout levels	5.7%	5% of bonus for Mr. Lipinski and Ms. Ball

As a result of these levels of performance, Mr. Lipinski and Ms. Ball earned approximately 95.95% of their respective target bonuses.

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

Perquisites.  CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2016 was less than $10,000.

Other Forms of Compensation.  Each of the named executive officers (except for Ms. Ball, who does not have an employment agreement) have provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.

Compensation Committee Report

The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee
Andrew Langham (Chairman)
Jonathan Frates

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2016, 2015 and 2014 (except as otherwise designated below). In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers by CVR Energy is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John J. Lipinski,	2016	1,000,000	—	5,898,750	36,949	6,935,699
Chief Executive Officer and	2015	1,000,000	—	7,187,500	32,214	8,219,714
President	2014	1,000,000	—	2,894,000	30,604	3,924,604
Susan M. Ball,	2016	425,000	945,009	489,345	19,082	1,878,436
Chief Financial Officer and	2015	415,000	945,003	673,338	18,703	2,052,044
Treasurer	2014	390,000	930,002	451,464	18,230	1,789,696
Robert W. Haugen,	2016	365,000	645,008	432,087	24,109	1,466,204
Executive Vice President,	2015	350,000	645,005	611,100	22,877	1,628,982
Refining Operations	2014	325,000	615,010	445,926	21,985	1,407,921
Martin J. Power,	2016	330,000	650,005	371,531	18,078	1,369,614
Chief Commercial Officer	2015	325,000	650,012	510,705	18,078	1,503,795
	2014	27,603	2,038,671	—	—	2,066,274
David L. Landreth	2016	272,500	460,008	225,834	23,636	981,978
Senior Vice President,	2015	265,000	460,002	308,990	21,202	1,055,194
Economics and Planning	2014	245,000	450,010	224,106	20,440	939,556
_______________________________________

(1)
For 2015 and 2016, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Messrs. Haugen and Power by CVR Energy in December 2015 and 2016, and for phantom units granted to Mr. Landreth by CVR Refining in December 2015 and 2016, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement. For 2014, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Messrs. Haugen and Power by CVR Energy in December 2014, notional units granted to Mr. Power effective as of December 2014 by CVR Refining, and phantom units granted to Mr. Landreth by CVR Refining in December 2014, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the performance and incentive units pursuant to the services agreement.

(2)
Amounts in this column for 2016, 2015 and 2014 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during those years, paid in 2017, 2016, and 2015 respectively. For Mr. Lipinski, the amounts for 2015 and 2016 also reflect the aggregate grant date fair value for certain performance units granted in December 2015 and December 2016, of $3,500,000 for each year, that are valued based on a performance factor that is tied to certain operational performance metrics.

(3)
Amounts in this column for 2016 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $15,900 for each named executive officer; (b) $14,191 for Mr. Lipinski, $2,004 for Ms. Ball, $6,082 for Mr. Haugen and $4,708 for Mr. Landreth in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $6,858 for Mr. Lipinski, $1,178 for Ms. Ball, $2,127 for Mr. Haugen, $2,178 for Mr. Power and $3,027 for Mr. Landreth in taxable value (inclusive of associated premiums) provided by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

As described in more detail in the Compensation Discussion and Analysis, during 2016 our named executive officers were employed by CVR Energy and dedicated only a portion of their time to our business in 2016, except for Mr. Landreth who is employed by our general partner and dedicated 100% of his time to the business. The following 2016 cash compensation paid to the named executive officers who are employed by CVR Energy was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2016:

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
John J. Lipinski	500,000	—	2,949,375	18,475
Susan M. Ball	208,250	463,054	239,779	9,350
Robert W. Haugen	346,750	612,758	410,483	22,903
Martin J. Power	313,500	617,505	352,954	17,174
_______________________________________

Grants of Plan-Based Awards

The following table sets forth information regarding amounts that could have been earned under the CVR Energy PIP, CVR Energy LTIP and CVR Refining LTIP with respect to the 2016 year, as well as certain incentive unit awards made to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(2)
John J. Lipinski	—	1,250,000	2,500,000	3,750,000	—	—
	12/31/2016	2,450,000	3,500,000	3,850,000	—	—
Susan M. Ball	—	255,000	510,000	765,000	—	—
	12/31/2016	—	—	—	100,426	945,009
Robert W. Haugen	—	219,000	438,000	657,000	—	—
	12/31/2016	—	—	—	68,545	645,008
Martin J. Power	—	189,750	379,500	569,250	—	—
	12/31/2016	—	—	—	69,076	650,005
David L. Landreth	—	115,813	231,625	347,438	—	—
	12/31/2016	—	—	—	48,885	460,008
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Energy PIP in respect of 2016 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2016 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lipinski, amounts also reflect amounts that could be earned under certain performance units issued in December 2016 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain incentive unit awards to Ms. Ball and Messrs. Haugen and Power by CVR Energy during 2016, and phantom unit awards to Mr. Landreth under the CVR Refining LTIP during 2016, in each case, computed in accordance with FASB ASC Topic 718.

Employment Agreements

John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011, January 1, 2014 and January 1, 2016. The agreement has a two year term continuing through December 31, 2017, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days' notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2017. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary for 2017, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lipinski is eligible to receive annually (commencing December 31, 2015) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $3.5 million. The material terms of the performance units are described below. Mr. Lipinski is also eligible to receive an incentive payment of $5 million if (i) CVR Energy (or a subsidiary thereof) obtains an equity or management interest in a logistics master limited partnership (a “Logistics MLP”) in a transaction approved by CVR Energy’s (or such subsidiary’s) Board of Directors, provided such Logistics MLP results from an initial public offering, spin transaction, acquisition or joint venture, and (ii) such Logistics MLP is trading on a national securities exchange on or prior to December 31, 2017. Payment of the incentive payment is conditioned upon (x) the foregoing performance objectives being achieved, and (y) Mr. Lipinski remaining employed with CVR Energy through December 31, 2017 (unless, if an employment termination occurs earlier than December 31, 2017, such termination (A) occurs after achievement of such performance objectives and (B) is carried out by CVR Energy without cause or by Mr. Lipinski for good reason (as such terms are defined in the employment agreement)). The employment agreement provides that any such incentive payment will be the obligation of the Logistics MLP and not of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Robert W. Haugen. On July 12, 2005, CRLLC entered into an employment agreements with Mr. Haugen, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. The agreement was amended and restated effective January 1, 2010 and on January 1, 2011, and amended on December 31, 2013 and December 18, 2014. The agreement with Mr. Haugen has a term extending through December 31, 2017, unless otherwise terminated earlier by CVR Energy or Mr. Haugen. The employment agreement provides Mr. Haugen is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salary in effect for Mr. Haugen effective as of January 1, 2017 was $365,000 and the target annual bonus percentage for Mr. Haugen is 120%. Mr. Haugen is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Haugen to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during their employment and for one year following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Martin J. Power. Effective December 1, 2014, CVR Energy entered into an employment agreement with Mr. Power. The agreement with Mr. Power has a term extending through December 31, 2017, unless otherwise terminated earlier by CVR Energy or Mr. Power. The employment agreement provides Mr. Power is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The annual salary in effect for Mr. Power effective as of January 1, 2017 was $330,000 and the target annual bonus percentage for Mr. Power is 115%. Mr. Power is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Power to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, and also includes covenants relating to non-solicitation and non-competition during his employment and for a period of one year and six months, respectively, following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Susan M. Ball and David L. Landreth. Ms. Ball and Mr. Landreth do not have employment agreements. Effective January 1, 2017, Ms. Ball has an annual salary of $425,000 and her target annual bonus is 120%, and Mr. Landreth has an annual salary of $272,500 and his target annual bonus is 90%. In addition, each such named executive officer is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Refining LTIP that were held by certain of the named executive officers as of December 31, 2016, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Option Awards		Stock Awards
Name	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Susan M. Ball	—	—	17,474	(2)	236,248
	—	—	30,822	(3)	320,549
	—	—	100,426	(4)	1,044,430
Robert W. Haugen	—	—	11,556	(2)	156,237
	—	—	21,037	(3)	218,785
	—	—	68,545	(4)	712,868
Martin J. Power	227,927	23.39		(5)	116,135
	—	—	13,232	(2)	178,897
	—	—	21,200	(3)	220,480
	—	—	69,076	(4)	718,390
David L. Landreth	—	—	8,455	(6)	114,312
	—	—	15,003	(7)	156,031
	—	—	48,885	(8)	508,404
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 31, 2016, which: (i) for purposes of the incentive units described in footnote (2) and the phantom units described in footnote (6) below, was $13.52 (the closing price of $10.40 plus $3.12 in accrued distributions); (ii) for purposes of the incentive units described in footnote (3) and the phantom units described in footnote (7) below was $10.40; and (iii) for purposes of the incentive units described in footnote (4) and the phantom units described in footnote (8) below was $10.40. For purposes of the incentive units described in footnote (5) below, this column represents the fair value of the outstanding units estimated using the Black-Scholes option-pricing model.

(2)
The incentive units reflected were issued on December 26, 2014 and are scheduled to vest on December 26, 2017, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(3)
The incentive units reflected were issued on December 18, 2015 and are scheduled to vest in one-half annual increments on December 18, 2017 and 2018, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(4)
The incentive units reflected were issued on December 31, 2016 and are scheduled to vest in one-third annual increments on December 16 of 2017 through 2019, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

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

(6)
The phantom units reflected were issued on December 26, 2014 and are scheduled to vest on December 26, 2017, provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(7)
The phantom units reflected were issued on December 18, 2015 and are scheduled to vest in one-half annual increments on December 18, 2017 and 2018, provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(8)
The phantom units reflected were issued on December 31, 2016 and are scheduled to vest in one-third annual increments on December 16 of 2017 through 2019, provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

Equity Awards Vested During Fiscal Year 2016

This table reflects the portion of phantom units granted pursuant to the CVR Refining LTIP as well as incentive awards made by CVR Energy and for which, the Partnership will share in the expense, that became vested during 2016.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Susan M. Ball	13,216	202,337	(1)
	17,475	222,981	(2)
	15,411	146,405	(3)
Robert W. Haugen	8,076	123,644	(1)
	11,556	147,455	(2)
	10,519	99,931	(3)
Martin J. Power	13,232	168,840	(2)
	10,601	100,710	(3)
David L. Landreth	6,241	95,550	(4)
	8,456	107,899	(5)
	7,502	71,269	(6)
_____________________________________

(1)
For incentive units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $6.05 per unit.

(2)
For incentive units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $3.12 per unit.

(3)
For incentive units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to the average closing price of CVR Refining's common units in accordance with the agreement.

(4)
For phantom units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $6.05 per unit.

(5)
For phantom units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $3.12 per unit.

(6)
For phantom units that became vested during fiscal year 2016, the amount reflected includes a per unit value equal to the average closing price of CVR Refining's common units in accordance with the agreement.

Reimbursement of Expenses of Our General Partner

Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — "Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For services provided during the year ending December 31, 2016, the total amount paid or payable to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $69.1 million.

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

Change-in-Control and Termination Payments

Under the terms of the named executive officers' employment agreements with CVR Energy, they may be entitled to severance and other benefits from CVR Energy following the termination of their employment with CVR Energy. Mr. Landreth does not have an employment agreement with our general partner and is not entitled to any severance and other benefits from our general partner following the termination of his employment. The amounts of potential post-employment payments and benefits in the narrative and table below with respect to Messrs. Lipinski, Haugen and Power assume the triggering event took place on December 31, 2016, are based on salaries as of December 31, 2016, assume the payment of bonuses at 100% of target, and for purposes of retirement, assumes the individual is eligible for retirement. Pursuant to the services agreement that we entered into with CVR Energy in connection with the Initial Public Offering, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which excludes all of the named executive officers employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance: (i) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the "Post-Employment Period"); and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/6 of his target bonus for the year of termination for each month of the Post-Employment Period.

If Mr. Lipinski's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski is entitled to disability payments during the Post-Employment Period equal to the base rate of Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lipinski must execute, deliver and not revoke a general release of claims and abide by restrictive covenants as detailed below. If Mr. Lipinski's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) will be paid the base salary Mr. Lipinski would have received had he remained employed through the Post-Employment Period, and a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski will be required to cooperate in obtaining such insurance. Mr. Lipinski does not receive any payments or benefits in the event of retirement.
If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and non-competition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable).
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

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	3,000,000	3,000,000	—	3,000,000	5,500,000	—	—	—	—	—
Robert W. Haugen	—	—	438,000	803,000	1,241,000	—	—	17,310	8,655	8,655
Martin J. Power	—	—	—	544,500	544,500	—	—	—	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.

Each of our named executive officers of our general partner who is employed by CVR Energy (except for Mr. Lipinski) has been granted incentive units by CVR Energy.

In December 2014, 2015 and 2016, CVR Energy granted Ms. Ball and Messrs. Haugen and Power awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the ten trading days preceding vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments on each annual vesting date, subject to immediate vesting under certain circumstances. With respect to Ms. Ball (for the 2014 and 2015 award agreements) and Mr. Haugen (for the 2014-2016 award agreements), the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If (x) Ms. Ball or Messrs. Haugen or Power is terminated other than for cause, or (y) Ms. Ball (for the 2014 and 2015 award agreements) or Messrs. Haugen or Power (for the 2014-2016 award agreements) resigns for good reason in the absence of a change in control, or (z) if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

In December 2016, CVR Energy granted Mr. Lipinski an award of 3,500 performance units. The award represents the right to receive a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The award is subject to transfer restrictions and carries a performance cycle ending on December 31, 2017. In the event of Mr. Lipinski’s termination of employment prior to the applicable payment date by reason of Mr. Lipinski’s death or disability, all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event prior to the applicable payment date Mr. Lipinski's employment is terminated by CVR Energy other than for cause or by reason of Mr. Lipinski’s resignation for good reason, a pro rata portion of the performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event that Mr. Lipinski’s employment terminates for any other reason prior to the dates set forth above, all performance units with respect to which a payment date has not yet occurred will be forfeited immediately.

The following table reflects the value of accelerated vesting of the unvested incentive units held by the named executive officers assuming the triggering event took place on December 31, 2016, and for purposes of retirement, assumes the individual is eligible for retirement. For purposes of: (i) the December 2014 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2016, or $9.90 per unit plus accrued distributions of $3.12 per unit; and (ii) the December 2015 and 2016 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2016, or $9.90 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which is the only award held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. Mr. Power does not have any awards from CVR Energy that qualify for acceleration in the event of his termination as of December 31, 2016.

Value of Accelerated Vesting of Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	—	—	—	—	1,167,307
Robert W. Haugen	—	—	—	—	2,116,463
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.

Mr. Landreth was awarded phantom units and distribution equivalent rights pursuant to the CVR Refining LTIP in December 2014, 2015 and 2016. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the CVR Refining's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments on each annual vesting date. If Mr. Landreth is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the awards scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

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

Assuming the triggering event took place on December 31, 2016, the accelerated vesting of the unvested notional units held by Mr. Power would not result in any positive value. The value would be based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of November 2016, or $7.44 per unit, plus accrued distributions of $3.12 per unit. Mr. Landreth does not have any awards from CVR Refining that qualify for acceleration in the event of his termination as of December 31, 2016.

Director Compensation

Officers, employees and directors of CVR Energy or its affiliates who serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Independent directors who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for attending meetings of our general partner's board of directors and committees thereof. For 2016, independent directors receive an annual director fee of $75,000, paid quarterly, and meeting fees of $1,000 per meeting. In addition, independent directors also receive an additional annual retainer of $5,000 for serving as the chairman of any board committee, an additional annual retainer of $1,000 for serving on a board committee and are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash / Total Compensation (1)($)
Glenn R. Zander	85,000
Kenneth Shea	77,000
Jon R. Whitney	82,000
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding beneficial ownership of our common units as of February 14, 2017 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.

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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
CVR Refining GP, LLC(2)	—	—
CVR Energy, Inc.(3)	97,315,764	65.9%
John J. Lipinski(4)	200,000	*
Susan M. Ball	8,000	*
Robert W. Haugen	—	—
Martin J. Power	—	—
David L. Landreth	11,000	*
Carl C. Icahn(5)	103,065,764	69.8%
SungHwan Cho	—	—
Jonathan Frates	—	—
Andrew Langham	2,000	*
Louis J. Pastor	—	—
Kenneth Shea	—	—
Jon R. Whitney	6,000	*
Glenn R. Zander	5,000	*
All directors and executive officers of our general partner as a group (14 persons)(6)	103,298,764	69.9%
_______________________________________

*	Less than 1%

(1)	Based on 147,600,000 common units outstanding as of February 14, 2017.

(2)	CVR Refining GP, LLC, a wholly owned subsidiary of CVR Refining Holdings, is our general partner and manages and operates our business and has a non-economic general partner interest.

(3)
97,303,764 of these common units are owned of record by CVR Refining Holdings, LLC and 12,000 of these common units are owned of record by CVR Refining Holdings Sub, LLC, each of which is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy, Inc. is a publicly traded company. The directors of CVR Energy are Carl C. Icahn, Bob G. Alexander, SungHwan Cho, Jonathan Frates, Andrew Langham, John J. Lipinski, Stephen Mongillo and James M. Strock.

(4)
Mr. Lipinski owns 80,000 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 120,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust.

(5)
The following disclosures are based on a Schedule 13D/A filed with the Commission on July 24, 2014 and amended August 2, 2016 by CVR Refining Holdings, CRLLC, CRRM, Coffeyville Refining & Marketing Holdings, Inc. ("CRRM Holdings"), CVR Energy, IEP Energy LLC ("IEP Energy"), IEP Energy Holding LLC ("Energy Holding"), American Entertainment Properties Corp. ("AEP"), Icahn Building LLC ("Building"), Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"), Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), Beckton Corp. ("Beckton"), and Carl C. Icahn (collectively, the "Icahn Reporting Persons").

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

According to the filing, CVR Refining Holdings has sole voting power and sole dispositive power with regard to 97,303,764 common units, and may be deemed to have shared voting power and shared dispositive power with regard to 12,000 common units owned of record by CVR Refining Holdings Sub, LLC ("CVRR Holdings Sub"). Each of CRLLC, CRRM, CRRM Holdings, CVR Energy, IEP Energy, Energy Holding, AEP, Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units. AEP has sole voting power and sole dispositive power with regard to 2,000,000 common units. Each of Building, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units. Icahn Enterprises Holdings has sole voting power and sole dispositive power with regard to 3,750,000 common units. Each of Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to have shared voting power and shared dispositive power with regard to such common units.

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

(6)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 200,000 common units owned directly or indirectly by Mr. Lipinski, the 8,000 common units owned by Ms. Ball, the 11,000 common units owned by Mr. Landreth and the 1,000 common units owned by Mr. Walter, (ii) the 103,065,764 common units owned directly or indirectly by Mr. Icahn, (iii) the 2,000 common units owned by Mr. Langham, (iv) the 6,000 common units owned by Mr. Whitney, and (v) the 5,000 common units owned by Mr. Zander.

The following table sets forth, as of February 14, 2017, the number of shares of common stock of CVR Energy beneficially owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
John J. Lipinski	—	—
Susan M. Ball	—	—
Robert W. Haugen	1	*
Martin J. Power	—	—
David L. Landreth	—	—
Carl C. Icahn(2)	71,198,718	82%
SungHwan Cho	—	—
Jonathan Frates
Andrew Langham	—	—
Louis J. Pastor	—	—
Kenneth Shea	—	—
Jon R. Whitney	—	—
Glenn R. Zander	—	—
All directors and executive officers of our general partner as a group (14 persons)	71,198,719	82%
_______________________________________

*	Less than 1%

(1)	Percentage calculated based upon 86,831,050 shares of common stock outstanding as of February 14, 2017.

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
_______________________________________

(1)
Represents units that remain available for future issuance pursuant to the CVR Refining LTIP in connection with awards of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. As of December 31, 2016, no awards had been granted under the CVR Refining LTIP to any of our named executive officers that would reduce the units available for issuance.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CVR Energy indirectly owns (i) 97,315,764 common units, representing approximately 66% of our outstanding common units and (ii) our general partner with its non-economic general partner interest in us that does not entitle it to receive distributions. In addition, an affiliate of Icahn Enterprises L.P. ("IEP"), the majority stockholder of CVR Energy, owns 5,750,000 of our common units, representing approximately 3.9% of our outstanding common units.

Distributions and Payments to CVR Energy and its Affiliates

We make cash distributions to our unitholders, including CVR Refining Holdings, as the direct and indirect holder of 97,315,764 common units, and affiliates of IEP, the holder of 5,750,000 common units. For the year ended December 31, 2016, we paid no quarterly distributions to our unitholders. See Part II, Item 8, Note 8 ("Partners’ Capital and Partnership Distributions") of this Report for further discussion.

Agreements with CVR Energy and CVR Partners

CVR Refining and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), that govern the business relationship between the parties. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. The agreements are described as in effect at December 31, 2016.

Intercompany Credit Facility

In connection with the Initial Public Offering, on January 23, 2013, Refining LLC entered into a new $150.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures, which was subsequently expanded to $250.0 million on October 29, 2014. As of December 31, 2016, we had no borrowings outstanding under the facility. See Part II, Item 7 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Intercompany Credit Facility."

Coke Supply Agreement

Since October 2007, through our wholly-owned subsidiary CRRM, we are party to a pet coke supply agreement with CRNF, pursuant to which we supply CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100% of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If CRRM produces more than 41,667 tons of pet coke during a calendar month, CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise its option, CRRM may sell the excess to a third party.

The price that CRRM receives pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received by CRNF for urea ammonium nitrate ("UAN") (the "UAN-based price") or a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost ("netback price") of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

CRNF pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF is entitled to offset any amount payable for the pet coke against any amount CRRM owes under the feedstock and shared services agreement, which is described below. If CRNF fails to pay an invoice on time, it must pay interest on the outstanding amount payable at a rate of three percent above the prime rate.

In the event CRRM delivers pet coke to CRNF on a short-term basis and such pet coke is off-specification on more than 20 days in any calendar year, the price for such pet coke will be adjusted to compensate CRNF and/or CRRM will contribute funds in order to share the cost of the expenditures CRNF must make to modify its equipment to process the off-specification pet coke it received. If CRRM determines that there will be a change in pet coke quality on a long-term basis, it will be required to provide CRNF with at least three years' notice of such change. CRNF will then determine the appropriate changes necessary to its nitrogen fertilizer plant in order to process such off-specification pet coke. CRRM will compensate CRNF for the cost of making such modifications and/or adjust the price of pet coke on a mutually agreeable commercially reasonable basis.

The terms of the pet coke supply agreement provide benefits to both parties. The cost of the pet coke CRRM supplies to CRNF in most cases will be lower than the price it otherwise would pay to third parties. The cost to CRNF will be lower both because the actual price paid will be lower and because it will pay significantly reduced transportation costs (the pet coke is supplied by our adjacent facility and therefore does not involve freight or tariff costs). In addition, because the cost CRNF pays will be formulaically related to the price received for UAN (subject to a UAN based price floor and ceiling), CRNF will enjoy lower pet coke costs during periods of lower revenues regardless of the prevailing pet coke market.

In return for CRRM receiving a potentially lower price for pet coke in periods when the pet coke price is impacted by lower UAN prices, we enjoy the following benefits associated with the disposition of a low value by-product of the refining process: avoiding the capital cost and operating expenses associated with handling pet coke; enjoying flexibility in our crude slate and operations as a result of not being required to meet a specific pet coke quality; and avoiding the administration, credit risk and marketing fees associated with selling pet coke.

CRNF may be obligated to provide security for its payment obligations under the agreement if in our sole judgment there is a material adverse change in its financial condition or liquidity position or in its ability to make payments. This security shall not exceed an amount equal to 21 times the average daily dollar value of pet coke CRNF purchases for the 90-day period preceding the date on which CRRM gives CRNF notice that we have deemed that a material adverse change in its financial condition, liquidity position or in its ability to make payments has occurred. Unless otherwise agreed to by the parties, CRNF can provide the security by means of a standby or documentary letter of credit, prepayment, a surety instrument, or a combination of the foregoing. If CRNF does not provide such security, CRRM may require CRNF to pay for future deliveries of pet coke on a cash-on-delivery basis, failing which we may suspend delivery of pet coke until such security is provided and terminate the agreement upon 30 days' prior written notice. Additionally, CRNF may terminate the agreement within 60 days of providing such security, so long as it provides five days' prior written notice to us.

The agreement has an initial term of 20 years, ending October 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within the applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of CRNF's operations at its Coffeyville nitrogen fertilizer plant or at CRRM's Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

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

Our pet coke sales price per ton sold averaged $6, $19 and $24 for the years ended December 31, 2016, 2015 and 2014, respectively. Our total sales to CVR Partners were approximately $1.8 million, $6.8 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Feedstock and Shared Services Agreement

CRRM and CRNF are party to a feedstock and shared services agreement under which the parties agreed to exchange feedstocks and other services. The feedstocks and services are utilized in the respective production processes of our Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas. The agreement was amended and restated effective January 2017.

Pursuant to the feedstock agreement, CRRM and CRNF transfer hydrogen to one another. CRNF is only obligated to provide hydrogen to us upon demand if the hydrogen is not required for operation of CRNF's fertilizer plant, as determined in a commercially reasonable manner based upon its current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. The price we pay for purchases of hydrogen from CRNF is based on ammonia prices for sales of hydrogen up to a designated amount. For purchases of hydrogen in excess of that amount, the price reverts to a UAN pricing structure to make CRNF whole, as if it had produced UAN for sale. Pricing for ales of hydrogen by CRRM to CRNF is based off of the price of natural gas. The hydrogen sales the parties make to each other are netted on a monthly basis, and CRRM or CRNF will be paid to the extent that either party sells more hydrogen than purchased in any given month. For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $3.2 million, $11.8 million and $10.1 million, respectively, in cost of materials and other for net monthly purchases of hydrogen from CRNF. For the year ended December 31, 2016, the net purchases generated from sales and purchases of hydrogen to and from CRNF were approximately $3.2 million. Effective January 2017, all hydrogen provided by CRRM to CRNF is governed by the hydrogen purchase and sale agreement described below.

CRRM is obligated, upon reasonable notice or request of CRNF, to use commercially reasonable efforts to provide high-pressure steam to CRNF for the commencement or recommencement of its nitrogen plant operations or for use at its Linde air separation plant. CRNF is similarly obligated to provide high-pressure steam to CRRM that it produces but does not require after we provide reasonable notice requesting the same. For the years ended December 31, 2016, 2015 and 2014, net reimbursed or (paid) direct operating expenses related to high pressure steam were nominal. CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of CRNF's nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in the CRNF electric bill. For the years ended December 31, 2014, we paid CRNF approximately $1.0 million for nitrogen, the payments for the years ended December 31, 2015 and 2016 were nominal and zero, respectively.

The agreement also provides that both parties must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase at a minimum flow rate, to the extent produced by its Linde air separation plant and available to CRNF. The price for the instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the CRNF electric bill. To the extent that instrument air is not available from the Linde air separation plant but is available from CRRM, we are required to make instrument air available to CRNF for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. The agreement provides a mechanism pursuant to which CRNF may transfer a tail gas stream (which is otherwise flared) to CRRM through a pipe between CRRM's Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant, which CRRM installed. CRNF agreed to pay us the cost of installing the pipe over the first three years (commencing in 2011) and in the fourth year provide an additional 15% to cover the cost of capital.

With respect to oxygen requirements, CRNF is obligated to provide oxygen produced by its Linde air separation plant and made available to it to the extent that such oxygen is not required for operation of its nitrogen fertilizer plant. The oxygen is subject to a cap, is required to meet certain specifications and is sold to CRRM at a fixed price. Effective January 1, 2017, CRNF will provide CRRM with oxygen at no charge.

The agreement also addresses the means that the parties obtain natural gas. Currently, natural gas is delivered to both CRNF's Coffeyville nitrogen fertilizer plant and CRRM's Coffeyville refinery pursuant to a contract between us and Atmos Energy Corp. ("Atmos"). Under the amended and restated feedstock and shared services agreement, CRNF reimburses CRRM for natural gas transportation and natural gas supplies purchased on its behalf. At CRNF's request, or at the request of CRRM, in order to supply CRNF with natural gas directly, both parties will be required to use their commercially reasonable efforts to (i) add CRNF as a party to the current contract with Atmos (or a successor provider) or reach some other mutually acceptable accommodation with such provider whereby both CRRM and CRNF would each be able to receive, on an individual basis, natural gas transportation service on similar terms and conditions as set forth in the current contract, and (ii) would each be able to purchase natural gas supplies on its own account.

The agreement also addresses the allocation of various other feedstocks, services and related costs between the parties. Sour water, water for use in fire emergencies, tank storage, costs associated with security services, and costs associated with the removal of excess sulfur are all allocated between the parties by the terms of the agreement. The agreement also requires CRNF to reimburse CRRM for utility costs related to a sulfur processing agreement between us and Tessenderlo Kerley, Inc. ("Tessenderlo Kerley"). CRNF has a similar agreement with Tessenderlo Kerley. Otherwise, costs relating to both parties' existing agreements with Tessenderlo Kerley are allocated equally between us except in certain circumstances.

The parties may temporarily suspend the provision of feedstocks or services pursuant to the terms of the agreement if repairs or maintenance are necessary on applicable facilities. Additionally, the agreement imposes minimum insurance requirements on the parties and their affiliates.

The agreement has an initial term of 20 years, ending October 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at CRNF's Coffeyville nitrogen fertilizer plant or CRRM's Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding, or otherwise becomes insolvent.

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

Hydrogen Purchase and Sales Agreement

CRRM and CRNF entered into a hydrogen purchase and sale agreement that is effective January 2017, pursuant to which, CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a variable fee (based on the natural gas price associated with hydrogen actually received). In the event CRNF fails to take delivery of the full committed volume in a month, CRNF remains obligated to pay CRRM for a monthly fixed fee and also to pay a monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, CRNF will be entitled to a pro-rata reduction of the monthly fixed fee. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.

A portion of the variable fee, as defined in the terms of the agreement, is determined according to the natural gas costs incurred by CRRM in operation of the hydrogen plant, which will reflect market-driven changes in the natural gas prices. In addition, certain fixed fees will be adjusted on an annual basis according to the changes in a cost index, as defined in the terms of the agreement.

CRRM is not required to sell hydrogen to CRNF if such sale would adversely affect CVR Refining’s classification as a partnership for federal income tax purposes, and is not required to sell hydrogen to CRNF in excess of the committed volume if such volumes are needed for CRRM’s operations.

The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal term unless either party gives 180 days written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.

Raw Water and Facilities Sharing Agreement

CRRM entered into a raw water and facilities sharing agreement with CRNF in October 2007 which (i) provides for the allocation of raw water resources between CRRM's Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant and (ii) provides for the management of the water intake system (consisting primarily of a water intake structure, water pumps, meters and a short run of piping between the intake structure and the origin of the separate pipes that transport the water to each facility) which draws raw water from the Verdigris River for the parties' facilities. This agreement provides that a water management team consisting of one representative from each party to the agreement will manage the Verdigris River water intake system. The water intake system is owned and operated by CRRM. The agreement provides each party has an undivided one-half interest in the water rights which will allow the water to be removed from the Verdigris River for use at CRRM's Coffeyville refinery and CRNF's nitrogen fertilizer plant.

The agreement provides that CRRM's Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant are entitled to receive sufficient amounts of water from the Verdigris River each day to enable them to conduct their businesses at their appropriate operational levels. However, if the amount of water available from the Verdigris River is insufficient to satisfy the operational requirements of both facilities, then such water shall be allocated between the two facilities on a prorated basis. This prorated basis will be determined by calculating the percentage of water used by each facility over the two calendar years prior to the shortage, making appropriate adjustments for any operational outages involving either of the two facilities. Costs associated with operation of the water intake system and administration of water rights are also allocated on a prorated basis, calculated by us based on the percentage of water used by each facility during the calendar year in which such costs are incurred. However, in certain circumstances, such as where one party bears direct responsibility for the modification or repair of the water pumps, one party will bear all costs associated with such activity. Additionally, CRNF must reimburse CRRM for electricity required to operate the water pumps on a prorated basis that is calculated monthly.

Either party can terminate the agreement by giving the other party at least three years' prior written notice. Between the time that notice is given and the termination date, CRRM is required to cooperate with CRNF to allow it to build its own water intake system on the Verdigris River to be used for supplying water to CRNF's Coffeyville nitrogen fertilizer plant. CRRM is required to grant easements and access over its property so that CRNF can construct and utilize such new water intake system, provided that no such easements or access over our property shall have a material adverse effect on our business or operations at the Coffeyville refinery. CRNF will bear all costs and expenses for such construction if it is the party that terminated the original water sharing agreement. If CRRM terminates the original water sharing agreement, CRNF may either install a new water intake system at its own expense, or require CRRM to sell the existing water intake system to CRNF for a price equal to the depreciated book value of the water intake system as of the date of transfer.

Either party may assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the Coffeyville refinery or the Coffeyville nitrogen fertilizer plant, as applicable, in each case subject to applicable consent requirements. The parties may obtain injunctive relief to enforce their rights under the agreement. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from either party or certain affiliates.

The term of the agreement is perpetual unless (1) the agreement is terminated by either party upon three years' prior written notice in the manner described above or (2) the agreement is otherwise terminated by the mutual written consent of the parties.

Cross-Easement Agreement

CRRM and CRNF entered into a cross-easement agreement in October 2007 and an amended and restated cross-easement agreement in April 2011. The purpose of the agreement is to enable both parties to access and utilize each other's land in certain circumstances in order to operate their respective businesses. The agreement grants easements for the benefit of both parties and establishes easements for operational facilities, pipelines, equipment, access and water rights, among other easements. The intent of the agreement is to structure easements that provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property.

The agreement provides that facilities located on each party's property will generally be owned and maintained by the party owning such property; provided, however, that in certain specified cases where a facility that benefits one party is located on the other party's property, the benefited party will have the right to use, and will be responsible for operating and maintaining, the subject facility. The easements granted under the agreement are non-exclusive to the extent that future grants of easements do not interfere with easements granted under the agreement. The duration of the easements granted under the agreement will vary, and some will be perpetual. Easements pertaining to certain facilities that are required to carry out the terms of CRNF's other agreements with CRRM will terminate upon the termination of such related agreements.

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

Environmental Agreement

CRRM and CRNF entered into an environmental agreement in October 2007 that provides for certain indemnification and access rights in connection with environmental matters affecting CRRM's Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant. A supplement to the agreement was entered into in February 2008 in connection with the execution of a related comprehensive pet coke management plan and the transfer by CRRM to CRNF of certain property related to the agreement. The parties also agreed to supplement the agreement in July 2008 in order to amend and restate the comprehensive pet coke management plan.

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

To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by CRNF, CRRM may elect in our sole discretion and at our own cost and expense to perform government-mandated environmental activities relating to such liability, subject to certain conditions and provided that we will not waive any rights to indemnification or compensation otherwise provided for in the agreement. The agreement also addresses situations in which a party's responsibility to implement such government-mandated environmental activities as described above may be hindered by the property-owning party's creation of capital improvements on the property. If a contaminating party bears such responsibility but the property-owning party desires to implement a planned and approved capital improvement project on its property, the parties must meet and attempt to develop a soil management plan together. If the parties are unable to agree on a soil management plan 30 days after receiving notice, the property-owning party may proceed with its own commercially reasonable soil management plan. The contaminating party is responsible for the costs of disposing of hazardous materials pursuant to such plan.

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

The agreement also grants each party reasonable access to the other party's property for the purpose of carrying out obligations under the agreement. However, both parties must keep certain information relating to the environmental conditions on the properties confidential. Furthermore, both parties are prohibited from investigating soil or groundwater conditions except as required for government-mandated environmental activities, in responding to an accidental or sudden contamination of certain hazardous materials, or in connection with implementation of CRNF's comprehensive pet coke management plan.

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

Services Agreement with CVR Energy

In connection with the Initial Public Offering, as of December 31, 2012, we entered into a services agreement with CVR Energy. Under this agreement, we and our general partner has engaged CVR Energy to provide us with certain services, including the following, among others:

•
services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement will serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

•
administrative and professional services, including legal, accounting, SEC and securities exchange reporting, human resources, information technology, insurance, tax, credit, finance, government and regulatory affairs;

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

As payment for services provided under the agreement, we, our general partner, or our subsidiaries, must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges. We must pay CVR Energy within 15 days for invoices it submits under the agreement.

We and our general partner are not required to pay any compensation, salaries, bonuses or benefits to any of CVR Energy's employees who provide services to us or our general partner on a full-time or part-time basis; CVR Energy continues to pay their compensation. However, personnel performing the actual day-to-day business and operations at the petroleum refinery or operating level are employed directly by us and our subsidiaries, and we or our subsidiaries bear all personnel costs for these employees.

Either CVR Energy or our general partner is allowed to temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. CVR Energy also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve CVR Energy from its obligations under the agreement. CVR Energy or our general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, our general partner may terminate the agreement immediately if CVR Energy becomes bankrupt, or dissolves or commences liquidation or winding-up procedures. We pay our allocated portion of performance units and incentive units issued by CVR Energy to those personnel providing services to the Partnership via the services agreement. The Partnership is not responsible for payment of the allocated shared-based compensation for certain plans.

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

Net amounts incurred under the services agreement for the years ended December 31, 2016, 2015 and 2014 were approximately $62.2 million, $71.3 million and $72.1 million, respectively.

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

Director Independence

The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. The board of directors of our general partner currently consists of nine directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE.

For discussion of the independence of the board of directors of our general partner, please see Part III, Item 10 of this report, "Directors, Executive Officers and Corporate Governance — Management of CVR Refining, LP."

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August of 2013. The audit committee has not selected the independent registered public accounting firm for the fiscal year ending December 31, 2017.

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrrefining.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2016.

The following table presents fees billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years December 31, 2016 and 2015:

	Fiscal	Fiscal
	Year 2016	Year 2015
Audit fees(1)	$1,289,100	$1,169,200
Audit-related fees(2)	15,000	15,000
Tax fees	—	—
All other fees	—	—
Total	$1,304,100	$1,184,200

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2016 and 2015, the audit of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016 and 2015 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal years 2016 and 2015. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

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

(a)(3) Exhibits

See the accompanying Exhibit Index and related note following the signature page to this Report for a list of exhibits filed or furnished with this Report, which Exhibit Index and related note are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Refining, LP
By:	CVR Refining GP, LLC, its general partner
By:	/s/ JOHN J. LIPINSKI
Name: John J. Lipinski Title: Chief Executive Officer and President
Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2017
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2017
Susan M. Ball

	Director	February 17, 2017
Carl C. Icahn

/s/ SUNGHWAN CHO	Director	February 17, 2017
SungHwan Cho

/s/ JONATHAN FRATES	Director	February 17, 2017
Jonathan Frates

	Director	February 17, 2017
Andrew Langham

/s/ LOUIS J. PASTOR	Director	February 17, 2017
Louis J. Pastor

/s/ KENNETH SHEA	Director	February 17, 2017
Kenneth Shea

/s/ JON R. WHITNEY	Director	February 17, 2017
Jon R. Whitney

/s/ GLENN R. ZANDER	Director	February 17, 2017
Glenn R. Zander

EXHIBIT INDEX
Exhibit Number	Exhibit Title
3.1**	Certificate of Limited Partnership of CVR Refining, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 filed on October 1, 2012).

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

10.2**+	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).

10.2.1**+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.2.1 to the Partnership's Form 10-K filed on February 26, 2014).

10.2.2**+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.2.2 to the Partnership's Form 10-K filed on February 20, 2015).

10.3**+
Other Unit Based Award Agreement, dated as of April 15, 2015, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.3 to the Partnership's Form 10-K filed on February 19, 2016).

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

10.13.1**
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

10.17.1**
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

10.19**
Amended and Restated Crude Oil Supply Agreement, dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.16 to the Partnership's Form S-1 filed on October 1, 2012) (Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.).

10.19.1**
First Amendment to Amended and Restated Crude Oil Supply Agreement, dated June 8, 2015, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on July 30, 2015).

10.20**
Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, by and between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.17 to the Partnership's Form S-1/A filed on November 27, 2012) (Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.).

10.21**+
Fifth Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.18 to CVR Partners, LP's Form 10-K filed on February 18, 2016 (Commission File No. 001-35120)).

10.22**+
Performance Unit Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.20 to CVR Partners, LP's Form 10-K filed on February 18, 2016 (Commission File No. 001-35120)).

10.23**+
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.5 to the CVR Energy,  Inc.'s Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011 (Commission File No. 001-33492)).

10.23.1**+
Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.23.1 to the Partnership's Form 10-K filed on February 26, 2014).

10.23.2**+
Amendment Number 2 to the Third Amended and Restated Employment Agreement, dated as of December 18, 2014, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.24.2 to the Partnership's Form 10-K filed on February 20, 2015).

10.24**+
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

21.1**	List of Subsidiaries of CVR Refining, LP (incorporated by reference to Exhibit 21.1 to the Partnership's Form S-1 filed on October 1, 2012).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

32.1†	Section 1350 Certification of Chief Executive Officer and President and Chief Financial Officer and Treasurer.

101*
The following financial information for CVR Refining LP's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, tagged in detail.

______________________________________

*	Filed herewith.

**	Previously filed.

†	Furnished herewith.

+	Denotes management contract or compensatory plan or arrangement.
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