Form 10-Q
period 2017-03-31
CVR Refining, LP
filed 2017-05-01
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 147,600,000 common units outstanding at April 25, 2017.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Report").

2016 Form 10-K — Our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

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

Amended and Restated ABL Credit Facility — Our senior secured asset based revolving credit facility with a group of lenders and Wells Fargo Bank, National Association as administrative agent and collateral agent.

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

CVR Refining — CVR Refining, LP and its subsidiaries.

CVR Refining GP or general partner — CVR Refining GP, LLC, an indirect wholly-owned subsidiary of CVR Energy.

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

Refining LLC — CVR Refining, LLC, a wholly-owned subsidiary of the Partnership.

RFS — Renewable Fuel Standard of the United States Environmental Protection Agency.

RINs — Renewable fuel credits, known as renewable identification numbers.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$408.8	$314.1
Accounts receivable, net of allowance for doubtful accounts of $1.2 and $0.5, including $0.0 and $0.1 due from affiliates at March 31, 2017 and December 31, 2016, respectively	128.1	138.1
Inventories	289.7	291.1
Prepaid expenses and other current assets, including $1.3 and $1.2 due from affiliates at March 31, 2017 and December 31, 2016, respectively	30.8	60.3
Total current assets	857.4	803.6
Property, plant, and equipment, net of accumulated depreciation	1,500.5	1,515.0
Other long-term assets	13.9	13.3
Total assets	$2,371.8	$2,331.9
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$1.9	$1.8
Accounts payable, including $7.3 and $4.6 due to affiliates at March 31, 2017 and December 31, 2016, respectively	220.0	225.9
Personnel accruals, including $1.9 and $3.0 due to affiliates at March 31, 2017 and December 31, 2016, respectively	12.7	19.3
Accrued taxes other than income taxes	25.3	25.2
Accrued expenses and other current liabilities, including $4.6 and $8.9 due to affiliates at March 31, 2017 and December 31, 2016, respectively	203.5	217.7
Total current liabilities	463.4	489.9
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	539.5	539.7
Other long-term liabilities, including $0.6 and $0.6 due to affiliates at March 31, 2017 and December 31, 2016, respectively	5.2	5.6
Total long-term liabilities	544.7	545.3
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2017 and December 31, 2016	1,363.7	1,296.7
General partner interest	—	—
Total partners’ capital	1,363.7	1,296.7
Total liabilities and partners’ capital	$2,371.8	$2,331.9

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,423.5	$834.0
Operating costs and expenses:
Cost of materials and other	1,201.3	722.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	102.1	117.7
Depreciation and amortization	33.3	30.9
Cost of sales	1,336.7	870.9
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	20.0	18.5
Depreciation and amortization	0.8	0.6
Total operating costs and expenses	1,357.5	890.0
Operating income (loss)	66.0	(56.0)
Other income (expense):
Interest expense and other financing costs	(11.2)	(10.8)
Interest income	—	—
Gain (loss) on derivatives, net	12.2	(1.2)
Other income (expense), net	—	—
Total other income (expense)	1.0	(12.0)
Income (loss) before income tax expense	67.0	(68.0)
Income tax expense (benefit)	—	—
Net income (loss)	$67.0	$(68.0)

Net income (loss) per common unit - basic and diluted	$0.45	$(0.46)

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2016	147,600,000	$1,296.7	$—	$1,296.7
Net income	—	67.0	—	67.0
Balance at March 31, 2017	147,600,000	$1,363.7	$—	$1,363.7

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$67.0	$(68.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.1	31.5
Allowance for doubtful accounts	0.7	—
Amortization of deferred financing costs	0.5	0.5
Loss on disposition of assets	0.5	—
Share-based compensation	2.1	0.7
Loss (gain) on derivatives, net	(12.2)	1.2
Current period settlements on derivative contracts	1.2	21.4
Changes in assets and liabilities:
Accounts receivable	9.3	(11.8)
Inventories	1.3	25.7
Prepaid expenses and other current assets	29.3	3.6
Accounts payable	(5.6)	(10.4)
Accrued expenses and other current liabilities	(11.7)	8.7
Other long-term liabilities	(0.4)	(0.1)
Net cash provided by operating activities	116.1	3.0
Cash flows from investing activities:
Capital expenditures	(19.6)	(44.0)
Investment in affiliate	(1.4)	—
Net cash used in investing activities	(21.0)	(44.0)
Cash flows from financing activities:
Payment of capital lease obligations	(0.4)	(0.4)
Net cash used in financing activities	(0.4)	(0.4)
Net increase (decrease) in cash and cash equivalents	94.7	(41.4)
Cash and cash equivalents, beginning of period	314.1	187.3
Cash and cash equivalents, end of period	$408.8	$145.9

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.3 and $1.5 in 2017 and 2016, respectively	$2.8	$2.2
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$8.9	$17.8
Change in accounts payable related to construction in process additions	$(0.3)	$(2.8)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

(1) Organization and Nature of Business

CVR Refining, LP and subsidiaries ("CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. CVR Refining is a Delaware limited partnership, formed in September 2012 by Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy"). CVR Refining completed the initial public offering of its common units representing limited partner interests (the "Initial Public Offering") on January 23, 2013. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of March 31, 2017, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of March 31, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

Management and Operations

The Partnership is party to a services agreement pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings, LLC, a subsidiary of CRLLC, as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2016 audited consolidated financial statements and notes thereto included in CVR Refining's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 21, 2017 (the "2016 Form 10-K").

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2017 and December 31, 2016, the results of operations of the Partnership for the three month periods ended March 31, 2017 and 2016, the changes in partners' capital for the Partnership for the three month period ended March 31, 2017 and the cash flows of the Partnership for the three month periods ended March 31, 2017 and 2016.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2017 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership has developed an implementation plan to adopt the new standard. As part of this plan, the Partnership is currently assessing the impact of the new guidance on its business processes, business and accounting systems, and consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Partnership expects to complete the assessment phase of its implementation plan within the next several months after which the Partnership will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and footnote disclosures.

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

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2017, only performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Performance Unit Awards

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award of 3,500 performance units under the 2016 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The Partnership will be responsible for reimbursing CVR Energy for its portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2017, there was approximately $1.3 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.8 years. In December 2015, CVR Energy entered into a performance unit award agreement with its Chief Executive Officer with terms substantially the same as the 2016 Performance Unit Award Agreement and with a performance cycle from January 1, 2016 to December 31, 2016. Total compensation expense recorded for each of the three months ended March 31, 2017 and 2016 related to the performance unit awards was approximately $0.4 million. As of March 31, 2017 and December 31, 2016, the Partnership had a liability of $0.4 million and $1.7 million, respectively, for its portion of the performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

Incentive Unit Awards

CVR Energy has granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of each award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

Assuming the portion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the quarter ended March 31, 2017, there was approximately $4.3 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2017, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended March 31, 2017 and 2016 related to the awards was approximately $0.8 million and $0.2 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of March 31, 2017 and December 31, 2016, the Partnership had a liability of approximately $2.2 million and $1.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
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

Awards of phantom units and distribution equivalent rights have been granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of each award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2017 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2017	904,855	$12.38
Granted	15,728	9.41
Vested	—	—
Forfeited	(40,037)	17.50
Non-vested at March 31, 2017	880,546	$12.09

As of March 31, 2017, there was approximately $6.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three months ended March 31, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $1.0 million and $0.3 million, respectively.

As of March 31, 2017 and December 31, 2016, the Partnership had a liability of approximately $2.4 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Finished goods	$122.9	$135.8
Raw materials and precious metals	86.2	89.7
In-process inventories	38.9	23.9
Parts and supplies	41.7	41.7
Total Inventories	$289.7	$291.1

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Land and improvements	$29.1	$29.1
Buildings	63.3	47.3
Machinery and equipment	2,300.2	2,306.0
Automotive equipment	24.2	24.2
Furniture and fixtures	9.7	9.0
Leasehold improvements	0.8	0.8
Construction in progress	48.8	41.0
	2,476.1	2,457.4
Accumulated depreciation	975.6	942.4
Total property, plant and equipment, net	$1,500.5	$1,515.0

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2017 and 2016 totaled approximately $0.3 million and $1.5 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2017 and December 31, 2016. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and transportation and distribution costs.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2017 and 2016, direct operating expenses exclude depreciation and amortization of approximately $33.3 million and $30.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated expenses for legal, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). For the three months ended March 31, 2017 and 2016, selling, general and administrative expenses exclude depreciation and amortization of approximately $0.8 million and $0.6 million, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(8) Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
6.5% Senior Notes, due 2022	$500.0	$500.0
Capital lease obligations	46.4	46.9
Total debt	546.4	546.9
Unamortized debt issuance costs	(5.0)	(5.4)
Current portion of capital lease obligations	(1.9)	(1.8)
Long-term debt, net of current portion	$539.5	$539.7

2022 Senior Notes
The Partnership has $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes") outstanding, which were issued on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2017, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At March 31, 2017, the estimated fair value of the 2022 Notes was approximately $503.8 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Partnership had availability under the Amended and Restated ABL Credit Facility of $343.3 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of March 31, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of March 31, 2017 and December 31, 2016, the Partnership had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 151 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 150 months remaining lease term and will expire in September 2029.

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at March 31, 2017:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2017, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings, LLC representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact, (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(10) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three months ended March 31, 2017 and 2016, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income (loss) per common unit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per unit data)
Net income (loss)	$67.0	$(68.0)
Net income (loss) per common unit, basic and diluted	$0.45	$(0.46)
Weighted-average common units outstanding, basic and diluted	147.6	147.6

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine months ending December 31, 2017	$0.4	$98.2
Year Ending December 31,
2018	0.4	123.6
2019	0.3	121.4
2020	0.1	108.9
2021	—	99.5
Thereafter	0.2	646.8
	$1.4	$1,198.4

(1)
This amount includes approximately $720.7 million payable ratably over 14 years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended March 31, 2017 and 2016, lease expense totaled approximately $0.4 million and $0.5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended March 31, 2017 and 2016, total expense of approximately $37.9 million and $29.9 million, respectively, was incurred related to long-term commitments.

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

Litigation

From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2016 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

Environmental, Health and Safety ("EHS") Matters

CVR Refining's subsidiaries are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.

Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those provided in the 2016 Form 10-K. CVR Refining believes its subsidiaries are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition or results of operations.

At March 31, 2017, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $4.5 million, compared with $4.8 million at December 31, 2016. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2017 and 2016, capital expenditures were approximately $4.7 million and $3.6 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended March 31, 2017 and 2016 was $6.4 million of negative expense and $43.1 million expense, respectively. The net RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of March 31, 2017 and December 31, 2016, CVR Refining's biofuel blending obligation was approximately $180.3 million and $186.2 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Joint Venture Agreement

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of March 31, 2017, CRPLLC has contributed $7.0 million to VPP, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheet, of which $1.4 million was contributed during the first quarter of 2017. This amount represents the entire contribution by CRPLLC to VPP during the pipeline construction.

The pipeline commenced operations in mid-April 2017 following completion of construction.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(180.3)	—	(180.3)
Total Liabilities	$—	$(180.4)	$—	$(180.4)

	December 31, 2016
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (derivative agreements)	—	(11.1)	—	(11.1)
Other current liabilities (biofuel blending & benzene obligations)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

As of March 31, 2017 and December 31, 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments, uncommitted biofuel blending obligation and benzene obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts, the uncommitted biofuel blending obligation and benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2017.

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Current period settlements on derivative contracts	$1.2	$21.4
Gain (loss) on derivatives, net	12.2	(1.2)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2017 was a net loss of $0.1 million included in other current liabilities. For the three months ended March 31, 2017 and 2016, the Partnership recognized a net loss of $0.1 million and a net loss of $0.3 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016, CVR Refining had open commodity swap instruments consisting of 4.0 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. At March 31, 2017, the Partnership had no open commodity swap instruments. For the three months ended March 31, 2017 and 2016, CVR Refining recognized a net gain of $12.3 million and a net loss of $0.9 million, respectively. These recognized gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2017, the Partnership had no open commodity swaps. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
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

The offsetting assets and liabilities for CVR Refining's derivatives as of March 31, 2017 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Futures Contracts	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(14) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners, LP and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Hydrogen Purchase and Sales Agreement; (iv) Environmental Agreement; (v) Services Agreement and (vi) Limited Partnership Agreement. The agreements are described as in effect at March 31, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

Amounts owed to CVR Refining and CRRM from CVR Energy and its subsidiaries with respect to these agreements are included in accounts receivable and prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Refining and CRRM with respect to these agreements are included in accounts payable, personnel accruals, accrued expenses and other current liabilities, and other long-term liabilities, on CVR Refining's Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRRM is party to a feedstock and shared services agreement with CRNF, under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's Coffeyville, Kansas nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas. The agreement was amended and restated effective January 1, 2017.

Prior to January 1, 2017, CRRM and CRNF transferred hydrogen to one another pursuant to the feedstock and shared services agreement. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of materials and other for CVR Refining. For the three months ended March 31, 2016, CVR Refining recognized $1.1 million of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. At December 31, 2016, there was approximately $0.1 million of accounts receivable included in prepaid expenses and other current assets on the Consolidated Balance Sheet associated with net hydrogen sales.

Beginning January 1, 2017, hydrogen sales to CRNF are governed pursuant to the hydrogen purchase and sales agreement discussed below, but hydrogen purchases from CRNF remain governed pursuant to the feedstock and shared services agreement. For the three months ended March 31, 2017, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement were approximately $0.1 million and were included in cost of materials and other in the Condensed Consolidated Statements of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement.

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three months ended March 31, 2017 and 2016, direct operating expenses generated by the purchase of tail gas from CRNF were nominal, respectively. In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At March 31, 2017 and December 31, 2016, a liability of approximately $0.2 million and $0.2 million, respectively, was included in other current liabilities and approximately $0.6 million and $0.6 million, respectively, was included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At March 31, 2017 and December 31, 2016, payables of approximately $0.1 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases and tail gas discussed above. At both March 31, 2017 and December 31, 2016, receivables of approximately $0.9 million, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Hydrogen Purchase and Sale Agreement

CRRM and CRNF entered into a hydrogen purchase and sale agreement that was effective on January 1, 2017, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event CRNF fails to take delivery of the full committed volume in a month, CRNF remains obligated to pay CRRM for the monthly fixed fee and a monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, CRNF will be entitled to a pro-rata reduction of the monthly fixed fee. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.

A portion of the monthly variable fee, as defined in the terms of the agreement, is determined according to the natural gas costs incurred by CRRM in operation of the hydrogen plant, which will reflect market-driven changes in the natural gas prices. In addition, certain fixed fees will be adjusted on an annual basis according to the changes in a cost index, as defined in the terms of the agreement.

CRRM is not required to sell hydrogen to CRNF if such sale would adversely affect CVR Refining’s classification as a partnership for federal income tax purposes, and is not required to sell hydrogen to CRNF in excess of the committed volume if such volumes are needed for CRRM’s operations.

The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.

For the three months ended March 31, 2017, the gross sales of hydrogen to CRNF were approximately $1.2 million. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At March 31, 2017, approximately $0.5 million was included in accounts receivables on the Condensed Consolidated Balance Sheets associated with the net hydrogen sales to CRNF.

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

CRNF pays any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke and is entitled to offset any amount payable for the pet coke against any amount due from CRRM under the feedstock and shared services agreement between the parties.

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.4 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Receivables of $0.1 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at December 31, 2016 and a nominal amount was included in accounts receivable at March 31, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$3.0	$3.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.1	12.6
Total	$15.1	$15.6

At March 31, 2017 and December 31, 2016, payables and liabilities of approximately $10.5 million and $11.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended March 31, 2017 and 2016, approximately $2.2 million and $1.9 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

The Partnership has an intercompany credit facility with CRLLC with a borrowing capacity of $250.0 million. As of March 31, 2017 and December 31, 2016, the Partnership had no borrowings outstanding under the intercompany credit facility. For the three months ended March 31, 2017 and 2016, the Partnership paid $0.0 million and $0.3 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2016 Form 10-K. Results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the Securities and Exchange Commission ("SEC"), including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under Part I — Item 1A. "Risk Factors" in the 2016 Form 10-K. Such factors include, among others:

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 70,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries, (ii) a 170,000 bpd pipeline system, which transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, and is supported by approximately 340 miles of active owned and leased pipelines, (iii) a 65,000 bpd pipeline owned and operated by our joint venture VPP, which transports gathered crude oil to our Wynnewood refinery from a trucking terminal at Lowrance, Oklahoma, (iv) approximately 6.4 million barrels of owned and leased crude oil storage, (v) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (vi) over 4.5 million barrels of combined refined products and feedstocks storage capacity.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains that runs from Cushing to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and, beginning in April 2017, through the joint venture VPP pipeline. Historically the crude has been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the first quarter of 2017 was $0.77 per barrel compared to a discount of $1.53 per barrel in the first quarter of 2016.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the USGC markets. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the RFS, which requires us to either blend "renewable fuels" in with our transportation fuels or purchase RINs, in lieu of blending.

On December 12, 2016, the United States Environmental Protection Agency ("EPA") published in the Federal Register the final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

The cost of RINs for the three months ended March 31, 2017 and 2016 was $6.4 million of negative expense and $43.1 million expense, respectively. The net RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. The price of RINs has been extremely volatile over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon our estimated run-rate production levels for full year 2017, the existing RFS requirements and current RINs pricing, we estimate that the Partnership will incur an additional RFS obligation of approximately $170.0 million during 2017.

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

We are significantly affected by developments in the markets in which we operate. For example, numerous pipeline expansions in recent years expanding the connectivity of Cushing and Permian Basin markets to the gulf coast along with lifting the crude oil export ban has resulted in a decrease in the domestic crude advantage. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result. The stabilization of oil prices led by OPEC's decision to lower production volumes and the resurgent shale drilling in the Permian and other tight oil plays are expected to cause price spread volatility as the industry attempts to match infrastructure to supply.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2017, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $3.4 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first quarter of 2016, we incurred $29.4 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround scheduled for the Wynnewood refinery will be performed as a two phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018. Turnaround expenses associated with the first and second phase of the Wynnewood turnaround are estimated to be approximately $80.0 million to $100.0 million. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. During the three months ended March 31, 2017, we incurred $12.9 million of major scheduled turnaround expenses for the hydrocracker. The total estimated cost of the hydrocracker turnaround activities, including demobilization, breakdown and clean-up work is expected to be approximately $13.8 million.
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

These intercompany agreements include (i) the pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners; (v) a cross-easement agreement, which grants easements to both parties for operational facilities, pipelines, equipment, access, and water rights; (vi) a hydrogen purchase and sale agreement; and (vii) an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville refinery and the nitrogen fertilizer plant. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

We are also party to a number of agreements with CVR Energy and its subsidiaries, including (i) the intercompany credit facility and (ii) a services agreement, pursuant to which we obtain certain management and other services from CVR Energy.

CRRM and Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") entered into a hydrogen purchase and sale agreement that was effective on January 1, 2017, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase and priced pursuant to the agreement. The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days written notice. Refer to Part I, Item 1, Note 14 ("Related Party Transactions") of this Report for further discussion of the hydrogen purchase and sale agreement.

On September 19, 2016, CRPLLC, an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity related to their joint ownership of VPP. VPP constructed, owns and operates a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and has contributed a total of $7.0 million to VPP during the pipeline construction, which was completed in April of 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and has contributed a total of $10.5 million to VPP. On September 19, 2016, the Partnership also entered into a transportation agreement with VPP for an initial term of 20 years under which VPP will provide the Partnership with crude oil transportation services for crude oil purchased within a defined geographic area, and the Partnership entered into a terminalling services agreement with Velocity under which the Partnership will receive access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. The pipeline commenced operations in mid-April 2017 following completion of construction.

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

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2017 and 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

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

	Three Months Ended March 31,
	2017	2016
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,423.5	$834.0
Operating costs and expenses:
Cost of materials and other	1,201.3	722.3
Direct operating expenses(1)(2)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Cost of sales	1,336.7	870.9
Selling, general and administrative expenses(1)	20.0	18.5
Depreciation and amortization	0.8	0.6
Operating income (loss)	66.0	(56.0)
Interest expense and other financing costs	(11.2)	(10.8)
Interest income	—	—
Gain (loss) on derivatives, net	12.2	(1.2)
Other income (expense), net	—	—
Income (loss) before income tax expense	67.0	(68.0)
Income tax expense	—	—
Net income (loss)	$67.0	$(68.0)
Gross profit (loss)(3)	$86.8	$(36.9)
Refining margin(4)	$222.2	$111.7
Adjusted EBITDA(5)	$114.5	$35.1
Available cash for distribution(6)	$—	$—

	As of March 31, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$408.8	$314.1
Working capital	394.0	313.7
Total assets	2,371.8	2,331.9
Total debt, including current portion	541.4	541.5
Total partners' capital	1,363.7	1,296.7

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$116.1	$3.0
Investing activities	(21.0)	(44.0)
Financing activities	(0.4)	(0.4)
Net cash flow	$94.7	$(41.4)

Capital expenditures for property, plant and equipment	$19.6	$44.0

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)(3)	$4.50	$(2.20)
Refining margin(4)	$11.52	$6.67
FIFO impact, unfavorable	$0.02	$0.52
Refining margin adjusted for FIFO impact(4)	$11.54	$7.19
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.29	$7.02
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$4.97	$6.40
Barrels sold (barrels per day)(7)	228,522	201,970

	Three Months Ended March 31,
	2017		2016
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	197,853	86.6	170,728	87.2
Medium	—	—	1,513	0.8
Heavy sour	16,516	7.2	11,914	6.0
Total crude oil throughput	214,369	93.8	184,155	94.0
All other feedstocks and blendstocks	14,243	6.2	11,704	6.0
Total throughput	228,612	100.0	195,859	100.0
Production:
Gasoline	118,955	51.9	105,878	54.2
Distillate	89,907	39.2	77,996	39.9
Other (excluding internally produced fuel)	20,298	8.9	11,519	5.9
Total refining production (excluding internally produced fuel)	229,160	100.0	195,393	100.0
Product price (dollars per gallon):
Gasoline	$1.54		$1.04
Distillate	1.58		1.05

	Three Months Ended March 31,
	2017	2016
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$51.78	$33.63
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.42	0.13
WTI less WCS (heavy sour)	13.77	13.62
NYMEX Crack Spreads:
Gasoline	14.68	15.84
Heating Oil	15.54	11.91
NYMEX 2-1-1 Crack Spread	15.11	13.88
PADD II Group 3 Basis:
Gasoline	(1.96)	(5.88)
Ultra Low Sulfur Diesel	(1.58)	(1.01)
PADD II Group 3 Product Crack Spread:
Gasoline	12.71	9.97
Ultra Low Sulfur Diesel	13.96	10.90
PADD II Group 3 2-1-1	13.34	10.43

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit (loss), a U.S. generally accepted accounting principles ("GAAP") measure, is calculated as the difference between net sales and cost of materials and other, direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit (loss) per crude oil throughput barrel, we utilize the total dollar figures for gross profit (loss) as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of materials and other. Refining margin is a non-GAAP measure that management believes is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of materials and other at which we are able to sell refined products. Each of the components used in this calculation (net sales and cost of materials and other) are taken directly from our Condensed Consolidated Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

Refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of materials and other adjusted for FIFO impact. Refining margin adjusted for FIFO impact is a non-GAAP measure that we believe is important to investors in evaluating our refineries’ performance as a general indication of the amount above our cost of materials and other (taking into account the impact of our utilization of FIFO) at which we are able to sell refined products. Our calculation of refining margin adjusted for FIFO impact may differ from calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. In order to derive the refining margin per crude oil throughput barrel adjusted for FIFO impact, we utilize the total dollar figures for refining margin adjusted for FIFO impact as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin adjusted for FIFO impact and refining margin per crude oil throughput barrel adjusted for FIFO impact are important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net Sales	$1,423.5	$834.0
Cost of materials and other	1,201.3	722.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Gross profit (loss)	86.8	(36.9)
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Refining margin	222.2	111.7
FIFO impact, unfavorable	0.3	8.8
Refining Margin adjusted for FIFO impact	$222.5	$120.5

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	214,369	184,155
Days in the period	90	91
Total crude oil throughput barrels	19,293,210	16,758,105

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin	$222.2	$111.7
Divided by: crude oil throughput barrels	19.3	16.8
Refining Margin per crude oil throughput barrel	$11.52	$6.67

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin adjusted for FIFO impact	$222.5	$120.5
Divided by: crude oil throughput barrels	19.3	16.8
Refining Margin adjusted for FIFO impact per crude oil throughput barrel	$11.54	$7.19

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income (loss)	$67.0	$(68.0)
Add:
Interest expense and other financing costs, net of interest income	11.2	10.8
Income tax expense	—	—
Depreciation and amortization	34.1	31.5
EBITDA	112.3	(25.7)
Add:
FIFO impact, unfavorable(a)	0.3	8.8
Major scheduled turnaround expenses(b)	12.9	29.4
(Gain) loss on derivatives, net	(12.2)	1.2
Current period settlements on derivative contracts(c)	1.2	21.4
Adjusted EBITDA	$114.5	$35.1

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

(b)	Represents expense associated with major scheduled turnaround activities at the Wynnewood refinery and the Coffeyville refinery during 2017 and 2016, respectively.

(c)
Represents the portion of (gain) loss on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

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

Three Months Ended March 31, 2017
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$114.5
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(35.0)
Reserves for major scheduled turnaround expenses	(15.0)
Reserves for future operating needs	(54.5)
Available cash for distribution	$—
Available cash for distribution, per unit	$—
Common units outstanding	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$951.3	$528.0
Cost of materials and other	808.4	462.7
Direct operating expenses (exclusive of major scheduled turnaround expenses and depreciation and amortization as reflected below)	50.7	47.6
Major scheduled turnaround expenses	—	29.4
Depreciation and amortization	19.1	16.8
Gross profit (loss)	$73.1	$(28.5)
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	50.7	77.0
Depreciation and amortization	19.1	16.8
Refining margin	142.9	65.3
FIFO impact, unfavorable	1.5	3.9
Refining margin adjusted for FIFO impact	$144.4	$69.2

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$6.22	$(2.94)
Refining margin(1)	$12.15	$6.75
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.31	$7.96
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.87	$6.89
Barrels sold (barrels per day)	145,555	122,838

	Three Months Ended March 31,
	2017		2016
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	114,243	80.6	92,938	80.3
Medium	—	—	1,513	1.3
Heavy sour	16,516	11.7	11,914	10.3
Total crude oil throughput	130,759	92.3	106,365	91.9
All other feedstocks and blendstocks	10,915	7.7	9,344	8.1
Total throughput	141,674	100.0	115,709	100.0
Production:
Gasoline	74,538	51.6	64,033	54.8
Distillate	59,444	41.2	47,147	40.3
Other (excluding internally produced fuel)	10,335	7.2	5,768	4.9
Total refining production (excluding internally produced fuel)	144,317	100.0	116,948	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three month ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	130,759	106,365
Days in the period	90	91
Total crude oil throughput barrels	11,768,310	9,679,215

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin	$142.9	$65.3
Divided by: crude oil throughput barrels	11.8	9.7
Refining Margin per crude oil throughput barrel	$12.15	$6.75

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin adjusted for FIFO impact	$144.4	$69.2
Divided by: crude oil throughput barrels	11.8	9.7
Refining Margin adjusted for FIFO impact per crude oil throughput barrel	$12.28	$7.15

	Three Months Ended March 31,
	2017	2016
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$471.1	$304.8
Cost of materials and other	393.1	259.4
Direct operating expenses (exclusive of major scheduled turnaround expenses and depreciation and amortization as reflected below)	38.6	40.6
Major scheduled turnaround expenses	12.9	—
Depreciation and amortization	12.8	12.6
Gross profit (loss)	$13.7	$(7.8)
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	51.5	40.6
Depreciation and amortization	12.8	12.6
Refining margin	78.0	45.4
FIFO impact, (favorable) unfavorable	(1.1)	4.8
Refining margin adjusted for FIFO impact	$76.9	$50.2

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$1.83	$(1.10)
Refining margin(1)	$10.36	$6.41
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$6.83	$5.74
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.89	$5.64
Barrels sold (barrels per day)	82,967	79,132

	Three Months Ended March 31,
	2017		2016
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	83,610	96.2	77,790	97.1
Medium	—	—	—	—
Heavy sour	—	—	—	—
Total crude oil throughput	83,610	96.2	77,790	97.1
All other feedstocks and blendstocks	3,328	3.8	2,360	2.9
Total throughput	86,938	100.0	80,150	100.0
Production:
Gasoline	44,417	52.4	41,845	53.4
Distillate	30,463	35.9	30,849	39.3
Other (excluding internally produced fuel)	9,963	11.7	5,751	7.3
Total refining production (excluding internally produced fuel)	84,843	100.0	78,445	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three month ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	83,610	77,790
Days in the period	90	91
Total crude oil throughput barrels	7,524,900	7,078,890

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin	$78.0	$45.4
Divided by: crude oil throughput barrels	7.5	7.1
Refining Margin per crude oil throughput barrel	$10.36	$6.41

	Three Months Ended March 31,
	2017	2016
	(in millions, except for $ per barrel data)
Refining Margin adjusted for FIFO impact	$76.9	$50.2
Divided by: crude oil throughput barrels	7.5	7.1
Refining Margin adjusted for FIFO impact per crude oil throughput barrel	$10.21	$7.09

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Sales. Net sales were $1,423.5 million for the three months ended March 31, 2017 compared to $834.0 million for the three months ended March 31, 2016. The increase of $589.5 million was largely the result of significantly higher sales prices for our transportation fuels and by-products, as well as increased sales volumes. For the three months ended March 31, 2017, our average sales price per gallon for gasoline of $1.54 increased by approximately 48%, as compared to $1.04 for the three months ended March 31, 2016, and our average sales price per gallon for distillates of $1.58 for the three months ended March 31, 2017 increased by approximately 50%, as compared to $1.05 for the three months ended March 31, 2016. Overall sales volumes increased approximately 13% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Sales volumes for the three months ended March 31, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	12.2	$64.60	$791.2	10.8	$43.60	470.1	1.4	$321.1	$257.1	$64.0
Distillate	8.2	$66.31	$544.2	7.4	$44.07	324.2	0.8	$220.0	$182.6	$37.4

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $1,201.3 million for the three months ended March 31, 2017 compared to $722.3 million for the three months ended March 31, 2016. The increase of $479.0 million, or 66%, was primarily the result of increases in the cost of consumed crude, which was partially offset by a decrease in net RINs costs. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and crude prices. The WTI benchmark crude price increased approximately 54.0% from the three months ended March 31, 2016. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2017 was $51.09 compared to $31.72 for the comparable period of 2016, an increase of approximately 61.1%. Our crude oil throughput volume increased by approximately 15.1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended March 31, 2017, we had an unfavorable FIFO inventory impact of $0.3 million compared to an unfavorable FIFO inventory impact of $8.8 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput increased to $11.52 for the three months ended March 31, 2017 from $6.67 for the three months ended March 31, 2016. Refining margin adjusted for FIFO impact was $11.54 per crude oil throughput barrel for the three months ended March 31, 2017, as compared to $7.19 per crude oil throughput barrel for the three months ended March 31, 2016. Gross profit (loss) per barrel increased to a profit of $4.50 per barrel for the three months ended March 31, 2017, as compared to a loss per barrel of $2.20 in the comparative period in 2016. The increase in refining margin and gross profit per barrel was primarily due to a higher spread between crude oil and transportation fuels pricing, a decrease in net RINs costs and a favorable change in gasoline basis, which was partially offset by an unfavorable change in the distillate basis. The NYMEX 2-1-1 crack spread for the three months ended March 31, 2017 was $15.11 per barrel, an increase of approximately 8.9% over the NYMEX 2-1-1 crack spread of $13.88 per barrel for the three months ended March 31, 2016. The cost of RINs for the three months ended March 31, 2017 was $6.4 million of negative expense, a decrease of $49.5 million, or 115%, as compared to $43.1 million of expense for the three months ended March 31, 2016. The decrease in RINs cost for the three months ended March 31, 2017 was primarily due to the reduced market value of the uncommitted obligation and the decrease in market prices at March 31, 2017 as compared to March 31, 2016.

The net RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. The Group 3 gasoline basis was $(1.96) per barrel for the three months ended March 31, 2017 as compared to $(5.88) per barrel for the three months ended March 31, 2016. The Group 3 distillate basis was $(1.58) per barrel for the three months ended March 31, 2017 as compared to $(1.01) per barrel for the three months ended March 31, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $102.1 million for the three months ended March 31, 2017 compared to $117.7 million for the three months ended March 31, 2016. The decrease of $15.6 million was primarily the result of a decrease in turnaround expenses in 2017 compared to 2016. Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2017 decreased to $5.29 per barrel, as compared to $7.02 per barrel for the three months ended March 31, 2016. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses and higher throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $20.0 million for the three months ended March 31, 2017 compared to $18.5 million for the three months ended March 31, 2016. The increase of approximately $1.5 million was primarily due to increases in bad debt expense, legal and IT related expenses and employee-related expenses.

Operating Income (Loss). Operating income (loss) was an income of $66.0 million for the three months ended March 31, 2017, as compared to a loss of $56.0 million for the three months ended March 31, 2016. The increase of $122.0 million was primarily the result of an increase in refining margin of $110.5 million due to significantly higher sales prices for our transportation fuels and by-products, and a decrease in direct operating expenses of $15.6 million primarily associated with the second phase of the Coffeyville refinery turnaround during the first quarter of 2016.

Interest Expense. Interest expense for the three months ended March 31, 2017 was $11.2 million, as compared to $10.8 million for the three months ended March 31, 2016. The increase of approximately $0.4 million was the result of higher capitalized interest during 2016, primarily related to the hydrogen plant project at the Coffeyville refinery, partially offset by no interest on the intercompany credit facility during 2017.

Gain (loss) on Derivatives, net. For the three months ended March 31, 2017, we recorded a $12.2 million net gain on derivatives. This compares to a $1.2 million net loss on derivatives for the three months ended March 31, 2016. This change was primarily due to a significant decrease in the volume of derivatives positions during 2017 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

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

Cash Balance and Other Liquidity

As of March 31, 2017, we had cash and cash equivalents of $408.8 million. Working capital at March 31, 2017 was $394.0 million, consisting of $857.4 million in current assets and $463.4 million in current liabilities. Working capital at December 31, 2016 was $313.7 million, consisting of $803.6 million in current assets and $489.9 million in current liabilities. As of April 25, 2017, we had cash and cash equivalents of $459.9 million.

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

As of March 31, 2017, we had $343.3 million available under the Amended and Restated ABL Credit Facility and $250.0 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

We are considering various refinancing options in association with the Amended and Restated ABL Credit Facility maturity. We believe that our cash from operations and available borrowings under our Intercompany Credit Facility, together with the options management is considering, will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months.

Borrowing Activities

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. The debt issuance cost of the 2022 Notes totaled approximately $8.7 million and is being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2017, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes imposes covenants that restrict the ability of the credit parties to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on contractually subordinated debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be re-instituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of March 31, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

Amended and Restated Asset Based (ABL) Credit Facility.

On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC's prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC's position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the initial public offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the three-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the six-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2017.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of March 31, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. During the fourth quarter of 2016, we repaid outstanding borrowings of $31.5 million under the intercompany credit facility. As of March 31, 2017, we had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2017 and current estimated capital expenditures for the full year 2017 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2017	2017 Estimate
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$8.8	$70.0
Growth	2.0	15.0
Coffeyville refinery total capital spending	10.8	85.0
Wynnewood refinery:
Maintenance	7.7	65.0
Growth	0.1	5.0
Wynnewood refinery total capital spending	7.8	70.0
Other:
Maintenance	1.0	15.0
Growth	—	—
Other total capital spending	1.0	15.0
Total capital spending	$19.6	$170.0

Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries. We may also accelerate or defer some capital expenditures from time to time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$116.1	$3.0
Investing activities	(21.0)	(44.0)
Financing activities	(0.4)	(0.4)
Net increase in cash and cash equivalents	$94.7	$(41.4)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2017 were approximately $116.1 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $67.0 million, favorable changes to other working capital of $17.6 million, non-cash depreciation and amortization of $34.1 million and cash inflow of $5.0 million for trade working capital, partially offset by net derivatives activity of $11.0 million. The cash inflow from other working capital was primarily due to a decrease in prepaid expense ($29.3 million) offset by a decrease in accrued expenses and other current liabilities ($11.7 million). The decrease in other current liabilities was primarily due to a decreased biofuel blending obligation as a result of the decreased market value of RINs as applied to the uncommitted required volumes at March 31, 2017, partially offset by an increase in accrued interest due to timing of semi-annual payments on the 2022 Senior Notes. The net cash inflow for trade working capital was attributable to decreases in accounts receivable of $9.3 million and inventory of $1.3 million, partially offset by a decrease in accounts payable of $5.6 million. The decreases in accounts receivable and inventory were primarily due to increased sales.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $21.0 million compared to $44.0 million for the three months ended March 31, 2016. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $24.4 million, primarily associated with the completion of the hydrogen plant in 2016, partially offset by an increase of $1.4 million due to investment in our joint venture, VPP.

Cash Flows Used in Financing Activities

Net cash used in financing activities was approximately $0.4 million for each of the three months ended March 31, 2017 and 2016. The net cash used in financing activities for the three months ended March 31, 2017 and 2016 was attributable to capital lease payments.

As of and for the three months ended March 31, 2017, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or under the intercompany credit facility.

Contractual Obligations

As of March 31, 2017, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2017 from those disclosed in our 2016 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Note 3 ("Recent Accounting Pronouncements") of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2016 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the three months ended March 31, 2017 does not differ materially from that discussed under Part II — Item 7A of our 2016 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At March 31, 2017, the Partnership had no open commodity swap instruments.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchase RINs when prices are deemed favorable or otherwise appropriate for business purposes. See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2016 Form 10-K.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

April 28, 2017	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

April 28, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
10.1**
Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.2**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.3*	Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.

**	Previously filed.

†	Furnished herewith.

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