Form 10-Q
period 2017-06-30
CVR Refining, LP
filed 2017-07-28
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 147,600,000 common units outstanding at July 25, 2017.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (this "Report").

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$515.7	$314.1
Accounts receivable, net of allowance for doubtful accounts of $1.3 and $0.5, including $0.3 and $0.1 due from affiliates at June 30, 2017 and December 31, 2016, respectively	127.8	138.1
Inventories	256.3	291.1
Prepaid expenses and other current assets, including $1.3 and $1.2 due from affiliates at June 30, 2017 and December 31, 2016, respectively	38.8	60.3
Total current assets	938.6	803.6
Property, plant, and equipment, net of accumulated depreciation	1,495.2	1,515.0
Other long-term assets	13.3	13.3
Total assets	$2,447.1	$2,331.9
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$2.0	$1.8
Accounts payable, including $4.4 and $4.6 due to affiliates at June 30, 2017 and December 31, 2016, respectively	214.5	225.9
Personnel accruals, including $3.0 and $3.0 due to affiliates at June 30, 2017 and December 31, 2016, respectively	18.3	19.3
Accrued taxes other than income taxes	26.7	25.2
Accrued expenses and other current liabilities, including $6.9 and $8.9 due to affiliates at June 30, 2017 and December 31, 2016, respectively	296.7	217.7
Total current liabilities	558.2	489.9
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	539.1	539.7
Other long-term liabilities, including $0.5 and $0.6 due to affiliates at June 30, 2017 and December 31, 2016, respectively	5.3	5.6
Total long-term liabilities	544.4	545.3
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at June 30, 2017 and December 31, 2016	1,344.5	1,296.7
General partner interest	—	—
Total partners’ capital	1,344.5	1,296.7
Total liabilities and partners’ capital	$2,447.1	$2,331.9

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,338.2	$1,164.4	$2,761.7	$1,998.4
Operating costs and expenses:
Cost of materials and other	1,208.0	941.9	2,409.3	1,664.2
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	86.3	84.0	188.4	201.7
Depreciation and amortization	31.7	30.9	65.0	61.8
Cost of sales	1,326.0	1,056.8	2,662.7	1,927.7
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	18.9	16.8	38.9	35.3
Depreciation and amortization	0.7	0.7	1.5	1.3
Total operating costs and expenses	1,345.6	1,074.3	2,703.1	1,964.3
Operating income (loss)	(7.4)	90.1	58.6	34.1
Other income (expense):
Interest expense and other financing costs	(12.0)	(10.1)	(23.2)	(20.9)
Interest income	0.2	—	0.2	—
Gain (loss) on derivatives, net	—	(1.9)	12.2	(3.1)
Other income (expense), net	—	—	—	—
Total other expense	(11.8)	(12.0)	(10.8)	(24.0)
Income (loss) before income tax expense	(19.2)	78.1	47.8	10.1
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(19.2)	$78.1	$47.8	$10.1

Net income (loss) per common unit - basic and diluted	$(0.13)	$0.53	$0.32	$0.07

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2016	147,600,000	$1,296.7	$—	$1,296.7
Net income	—	47.8	—	47.8
Balance at June 30, 2017	147,600,000	$1,344.5	$—	$1,344.5

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$47.8	$10.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.5	63.1
Allowance for doubtful accounts	0.8	0.2
Amortization of deferred financing costs	0.9	0.9
Loss on disposition of assets	0.4	0.3
Share-based compensation	4.6	0.6
Loss (gain) on derivatives, net	(12.2)	3.1
Current period settlements on derivative contracts	1.1	28.5
Income from equity method investment	(0.1)	—
Changes in assets and liabilities:
Accounts receivable	9.5	(45.3)
Inventories	34.8	(19.3)
Prepaid expenses and other current assets	21.1	(5.9)
Other long-term assets	0.1	0.2
Accounts payable	(9.9)	(28.6)
Accrued expenses and other current liabilities	86.2	30.4
Other long-term liabilities	(0.3)	2.5
Net cash provided by operating activities	251.3	40.8
Cash flows from investing activities:
Capital expenditures	(47.4)	(68.0)
Investment in affiliate	(1.4)	—
Net cash used in investing activities	(48.8)	(68.0)
Cash flows from financing activities:
Payment of capital lease obligations	(0.9)	(0.8)
Net cash used in financing activities	(0.9)	(0.8)
Net increase (decrease) in cash and cash equivalents	201.6	(28.0)
Cash and cash equivalents, beginning of period	314.1	187.3
Cash and cash equivalents, end of period	$515.7	$159.3

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.4 and $3.4 in 2017 and 2016, respectively	$22.3	$20.1
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$7.7	$9.5
Change in accounts payable related to construction in process additions	$(1.6)	$(11.0)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of June 30, 2017, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of June 30, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2017 and December 31, 2016, the results of operations of the Partnership for the three and six month periods ended June 30, 2017 and 2016, the changes in partners' capital for the Partnership for the six month period ended June 30, 2017 and the cash flows of the Partnership for the six month periods ended June 30, 2017 and 2016.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership has developed an implementation plan to adopt the new standard. As part of this plan, the Partnership is currently assessing the impact of the new guidance on its business processes, business and accounting systems, and consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Partnership expects to complete the assessment phase of its implementation plan during the third quarter after which the Partnership will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and footnote disclosures.

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

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2017, only grants of performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Performance Unit Awards

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award of 3,500 performance units under the 2016 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The Partnership will be responsible for reimbursing CVR Energy for its portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2017, there was approximately $0.9 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.5 years. In December 2015, CVR Energy entered into a performance unit award agreement with its Chief Executive Officer with terms substantially the same as the 2016 Performance Unit Award Agreement and with a performance cycle from January 1, 2016 to December 31, 2016. Total compensation expense recorded for each of the three and six months ended June 30, 2017 and 2016 related to the performance unit awards was approximately $0.4 million and $0.9 million, respectively. As of June 30, 2017 and December 31, 2016, the Partnership had a liability of $0.9 million and $1.7 million, respectively, for its portion of the performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Assuming the portion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the six months ended June 30, 2017, there was approximately $3.4 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1.3 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of June 30, 2017, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended June 30, 2017 and 2016 related to the awards was approximately $0.8 million and $0.1 million, respectively. Total compensation expense recorded for the six months ended June 30, 2017 and 2016 related to the awards was approximately $1.6 million and nominal, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of June 30, 2017 and December 31, 2016, the Partnership had a liability of approximately $3.0 million and $1.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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
June 30, 2017
(unaudited)

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

A summary of phantom unit activity and changes under the CVR Refining LTIP during the six months ended June 30, 2017 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2017	904,855	$12.38
Granted	36,257	9.57
Vested	(2,038)	11.36
Forfeited	(47,175)	16.88
Non-vested at June 30, 2017	891,899	$12.03

As of June 30, 2017, there was approximately $5.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.3 years. Total compensation expense (credit) recorded for the three months ended June 30, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $1.2 million and $(0.3) million, respectively. Total compensation expense recorded for the six months ended June 30, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $2.2 million and nominal, respectively.

As of June 30, 2017 and December 31, 2016, the Partnership had a liability of approximately $3.6 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

(5) Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. For all periods presented, inventories are valued at the lower of the first-in, first-out ("FIFO") cost or net realizable value for refined fuels and by-products. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Finished goods	$112.7	$135.8
Raw materials and precious metals	82.7	89.7
In-process inventories	18.8	23.9
Parts and supplies	42.1	41.7
Total Inventories	$256.3	$291.1

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Land and improvements	$29.1	$29.1
Buildings	63.3	47.3
Machinery and equipment	2,323.5	2,306.0
Automotive equipment	25.3	24.2
Furniture and fixtures	9.7	9.0
Leasehold improvements	0.8	0.8
Construction in progress	50.7	41.0
	2,502.4	2,457.4
Accumulated depreciation	1,007.2	942.4
Total property, plant and equipment, net	$1,495.2	$1,515.0

Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2017 and 2016 totaled approximately $0.1 million and $1.9 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2017 and 2016 totaled approximately $0.4 million and $3.4 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both June 30, 2017 and December 31, 2016. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and transportation and distribution costs.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $31.7 million and $30.9 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, direct operating expenses exclude depreciation and amortization of approximately $65.0 million and $61.8 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated expenses for legal, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.7 million and $0.7 million for the

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.5 million and $1.3 million, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
6.5% Senior Notes, due 2022	$500.0	$500.0
Capital lease obligations	46.0	46.9
Total debt	546.0	546.9
Unamortized debt issuance costs	(4.9)	(5.4)
Current portion of capital lease obligations	(2.0)	(1.8)
Long-term debt, net of current portion	$539.1	$539.7

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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2017, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At June 30, 2017, the estimated fair value of the 2022 Notes was approximately $503.8 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The Partnership is considering various refinancing options in association with the Amended and Restated ABL Credit Facility maturity.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2017.

As of June 30, 2017, the Partnership had availability under the Amended and Restated ABL Credit Facility of $333.2 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of June 30, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of June 30, 2017, the Partnership had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 148 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 147 months remaining lease term and will expire in September 2029.

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at June 30, 2017:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At June 30, 2017, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings, LLC representing approximately 66% of the total Partnership common units outstanding.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

(10) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and six months ended June 30, 2017 and 2016, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income (loss) per common unit for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per unit data)
Net income (loss)	$(19.2)	$78.1	$47.8	$10.1
Net income (loss) per common unit, basic and diluted	$(0.13)	$0.53	$0.32	$0.07
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6	147.6

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six months ending December 31, 2017	$0.3	$78.2
Year Ending December 31,
2018	0.4	125.5
2019	0.3	122.1
2020	0.1	109.6
2021	—	100.4
Thereafter	0.2	651.6
	$1.3	$1,187.4

(1)
This amount includes approximately $713.5 million payable ratably over 14 years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of June 30, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates. For the three months ended June 30, 2017 and 2016, lease expense totaled approximately $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, lease expense totaled approximately $0.5 million and $0.8 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended June 30, 2017 and 2016, total expense of approximately $35.9 million and $33.1 million, respectively, was incurred related to long-term commitments. For the six months ended June 30, 2017 and 2016, total expense of approximately $73.8 million and $65.3 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2018.

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

At June 30, 2017, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $4.3 million, as compared with $4.8 million at December 31, 2016. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2017 and 2016, capital expenditures were approximately $2.1 million and $2.6 million, respectively. For the six months ended June 30, 2017 and 2016, capital expenditures were approximately $6.8 million and $6.1 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

RINs expense for the three months ended June 30, 2017 and 2016 was $105.6 million and $51.0 million, respectively. RINs expense for the six months ended June 30, 2017 and 2016 was $99.2 million and $94.1 million, respectively. RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

at each reporting date. As of June 30, 2017 and December 31, 2016, CVR Refining's biofuel blending obligation was approximately $279.9 million and $186.2 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (biofuel blending obligation)	$—	$(273.6)	$—	$(273.6)
Total Liabilities	$—	$(273.6)	$—	$(273.6)

	December 31, 2016
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (derivative agreements)	$—	$(11.1)	$—	$(11.1)
Other current liabilities (biofuel blending & benzene obligations)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

As of June 30, 2017 and December 31, 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments, uncommitted biofuel blending obligation and benzene obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts, the uncommitted biofuel blending obligation and benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Current period settlements on derivative contracts	$(0.1)	$7.1	$1.1	$28.5
Gain (loss) on derivatives, net	—	(1.9)	12.2	(3.1)

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of June 30, 2017. For the three months ended June 30, 2017 and 2016, the Partnership recognized a net loss of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, the Partnership recognized net losses of $0.2 million and $0.4 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016, CVR Refining had open commodity swap instruments consisting of 4.0 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. At June 30, 2017, the Partnership had no open commodity swap instruments. For the three months ended June 30, 2017 and 2016, CVR Refining recognized a net gain of $0.1 million and a net loss of $1.8 million, respectively. For the six months ended June 30, 2017 and 2016, CVR Refining recognized a net gain of $12.4 million and a net loss of $2.7 million, respectively. These recognized gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2017, the Partnership had no open commodity swaps. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which CVR Refining has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by CVR Refining. As a result of the right to setoff, CVR Refining's recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Condensed Consolidated Balance Sheets. In accordance with guidance issued by the FASB related to "Disclosures about Offsetting Assets and Liabilities," the table below outlines the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions. There were no open commodity swap instruments as of June 30, 2017.

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

(14) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners, LP and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Hydrogen Purchase and Sales Agreement; (iv) Environmental Agreement; (v) Services Agreement and (vi) Limited Partnership Agreement. The agreements are described as in effect at June 30, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Prior to January 1, 2017, CRRM and CRNF transferred hydrogen to one another pursuant to the feedstock and shared services agreement. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of materials and other for CVR Refining. For the three months ended June 30, 2016, CVR Refining recognized $0.5 million of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. For the six months ended June 30, 2016, CVR Refining recognized $1.6 million of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. At December 31, 2016, there was approximately $0.1 million of accounts receivable included in prepaid expenses and other current assets on the Consolidated Balance Sheet associated with net hydrogen sales.

Beginning January 1, 2017, hydrogen sales to CRNF are governed pursuant to the hydrogen purchase and sales agreement discussed below, but hydrogen purchases from CRNF remain governed pursuant to the feedstock and shared services agreement. For the three and six months ended June 30, 2017, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement were approximately $0.0 million and $0.1 million, respectively, and were included in cost of materials and other in the Condensed Consolidated Statements of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement.

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three and six months ended June 30, 2017 and 2016, direct operating expenses generated by the purchase of tail gas from CRNF were nominal. In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At June 30, 2017 and December 31, 2016, a liability of approximately $0.2 million and $0.2 million, respectively, was included in other current liabilities and approximately $0.5 million and $0.6 million, respectively, was included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

At June 30, 2017 and December 31, 2016, payables of a nominal amount and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases and tail gas discussed above. At both June 30, 2017 and December 31, 2016, receivables of approximately $0.9 million were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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
June 30, 2017
(unaudited)

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

For the three and six months ended June 30, 2017, the gross sales of hydrogen to CRNF were approximately $0.9 million and $2.1 million, respectively. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At June 30, 2017, approximately $0.3 million was included in accounts receivables on the Condensed Consolidated Balance Sheets associated with the net hydrogen sales to CRNF.

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

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.8 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $1.2 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. Receivables of $0.1 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at December 31, 2016 and $0.3 million was included in accounts receivable at June 30, 2017.

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$2.4	$3.4	$5.4	$6.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	12.4	12.0	24.5	24.6
Total	$14.8	$15.4	$29.9	$30.9

At June 30, 2017 and December 31, 2016, payables and liabilities of approximately $9.9 million and $11.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended June 30, 2017 and 2016, approximately $2.0 million and $1.5 million, respectively, were incurred under the partnership agreement. For the six months ended June 30, 2017 and 2016, approximately $4.2 million and $3.4 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

The Partnership has an intercompany credit facility with CRLLC with a borrowing capacity of $250.0 million. As of June 30, 2017, the Partnership had no borrowings outstanding under the intercompany credit facility. For the three months ended June 30, 2017 and 2016, the Partnership paid $0.0 million and $0.3 million, respectively, of interest to CRLLC. For the six months ended June 30, 2017 and 2016, the Partnership paid $0.0 million and $0.6 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

Joint Venture Agreement

The Partnership holds a 40% interest in a joint venture, Velocity Pipeline Partners, LLC, and the joint venture provides the Partnership with crude oil transportation services. See Note 15 ("Equity Method Investment") for additional discussion of the joint venture.

(15) Equity Method Investment

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which was formed to construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of June 30, 2017, the carrying value of CRPLLC's investment in VPP was $7.1 million, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheets. Contributions by CRPLLC to VPP during the pipeline construction totaled $7.0 million, of which $1.4 million was contributed in the first quarter of 2017.

The pipeline commenced operations in mid-April 2017 following completion of construction. Equity income from VPP for the three months ended June 30, 2017 was $0.1 million, which is recorded in other income (expense), net on the Condensed Consolidated Statement of Operations. In July 2017, CRPLLC received a cash distribution from VPP of $0.9 million.

CRRM is party to a transportation agreement with VPP pursuant to which VPP provides transportations services to CRRM for crude oil shipped on VPP's pipeline. For the three months ended June 30, 2017, CRRM incurred costs of $0.5 million under the transportation agreement with VPP. As of June 30, 2017, the Condensed Consolidated Balance Sheet included a liability of $0.3 million to VPP.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2016 Form 10-K. Results of operations and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of results to be attained for any other period.

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

Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States. Our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations and Canada. In addition to rack sales (sales which are made at terminals into third-party tanker trucks), we make bulk sales (sales through third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan and NuStar.

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline owned by Plains All American Pipeline, L.P. that runs from Cushing to our Broome Station facility. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and, beginning in April 2017, through the joint venture VPP pipeline. Historically the crude has been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the second quarter of 2017 was $0.05 per barrel compared to a discount of $3.07 per barrel in the second quarter of 2016.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the USGC markets. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the RFS, which requires us to either blend "renewable fuels" in with our transportation fuels or purchase RINs, in lieu of blending, by March 31, 2018 or otherwise be subject to penalties.

On December 12, 2016, the United States Environmental Protection Agency ("EPA") published in the Federal Register the final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. On July 21, 2017, the EPA published in the Federal Register its proposed rule establishing the renewable fuel volume mandates for 2018, and the biomass-based diesel mandate for 2019. The EPA is required by the Clean Air Act to publish the final rule for 2018 by November 30, 2017.

RINs expense for the three months ended June 30, 2017 and 2016 was $105.6 million and $51.0 million, respectively. RINs expense for the six months ended June 30, 2017 and 2016 was $99.2 million and $94.1 million, respectively. RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. The price of RINs has been extremely volatile over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $200.0 million to $250.0 million for the year ending December 31, 2017.

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

Although the 2-1-1 crack spread is a benchmark for our refining margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refining margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WCS price differential to WTI as this differential indicates the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of heavy sour crude oil we purchase as a percent of our total crude oil volume.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2017, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $6.3 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first half of 2016, we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround scheduled for the Wynnewood refinery will be performed as a two phase turnaround. The first phase is scheduled to begin in late September 2017 and is expected to approximate 42 days. Turnaround expenses associated with the first phase of the Wynnewood turnaround are estimated to be approximately $70.0 million. The second phase of the Wynnewood turnaround is expected to begin in the second half of 2018. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.
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

On September 19, 2016, CRPLLC, an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity related to their joint ownership of VPP. VPP constructed, owns and operates a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and has contributed a total of $7.0 million to VPP during the pipeline construction, which was completed in April of 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and has contributed a total of $10.5 million to VPP. On September 19, 2016, the Partnership also entered into a transportation agreement with VPP for an initial term of 20 years under which VPP provides the Partnership with crude oil transportation services for crude oil purchased within a defined geographic area, and the Partnership entered into a terminalling services agreement with Velocity under which the Partnership receives access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. The pipeline commenced operations in mid-April 2017 following completion of construction.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol entered into the Vitol Agreement. Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2018.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three and six months ended June 30, 2017 and 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,338.2	$1,164.4	$2,761.7	$1,998.4
Operating costs and expenses:
Cost of materials and other	1,208.0	941.9	2,409.3	1,664.2
Direct operating expenses(1)(2)	83.5	81.9	172.7	170.2
Major scheduled turnaround expenses	2.8	2.1	15.7	31.5
Depreciation and amortization	31.7	30.9	65.0	61.8
Cost of sales	1,326.0	1,056.8	2,662.7	1,927.7
Selling, general and administrative expenses(1)	18.9	16.8	38.9	35.3
Depreciation and amortization	0.7	0.7	1.5	1.3
Operating income (loss)	(7.4)	90.1	58.6	34.1
Interest expense and other financing costs	(12.0)	(10.1)	(23.2)	(20.9)
Interest income	0.2	—	0.2	—
Gain (loss) on derivatives, net	—	(1.9)	12.2	(3.1)
Other income (expense), net	—	—	—	—
Income (loss) before income tax expense	(19.2)	78.1	47.8	10.1
Income tax expense	—	—	—	—
Net income (loss)	$(19.2)	$78.1	$47.8	$10.1

Gross profit(3)	$12.2	$107.6	$99.0	$70.7
Refining margin(4)	$130.2	$222.5	$352.4	$334.2
Adjusted EBITDA(5)	$43.1	$84.7	$157.6	$119.8
Available cash for distribution(6)	$—	$—	$—	$—

	As of June 30, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$515.7	$314.1
Working capital	380.4	313.7
Total assets	2,447.1	2,331.9
Total debt, including current portion	541.1	541.5
Total partners' capital	1,344.5	1,296.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$135.2	$37.8	$251.3	$40.8
Investing activities	(27.8)	(24.0)	(48.8)	(68.0)
Financing activities	(0.5)	(0.4)	(0.9)	(0.8)
Net cash flow	$106.9	$13.4	$201.6	$(28.0)

Capital expenditures for property, plant and equipment	$27.8	$24.0	$47.4	$68.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$0.63	$5.84	$2.56	$2.01
Refining margin(4)	$6.69	$12.07	$9.10	$9.50
FIFO impact, (favorable) unfavorable	$0.79	$(2.51)	$0.41	$(1.06)
Refining margin adjusted for FIFO impact(4)	$7.48	$9.56	$9.51	$8.44
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$4.44	$4.56	$4.86	$5.73
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$4.12	$4.33	$4.54	$5.34
Barrels sold (barrels per day)(7)	230,345	213,368	229,439	207,669

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	202,070	91.0	176,674	83.9	199,973	88.8	173,700	85.5
Medium	—	—	3,429	1.6	—	—	2,471	1.2
Heavy sour	11,771	5.3	22,433	10.7	14,130	6.3	17,174	8.5
Total crude oil throughput	213,841	96.3	202,536	96.2	214,103	95.1	193,345	95.2
All other feedstocks and blendstocks	8,113	3.7	7,952	3.8	11,161	4.9	9,827	4.8
Total throughput	221,954	100.0	210,488	100.0	225,264	100.0	203,172	100.0
Production:
Gasoline	112,284	50.4	108,330	51.3	115,600	51.2	107,105	52.7
Distillate	96,578	43.4	86,622	41.0	93,260	41.3	82,309	40.5
Other (excluding internally produced fuel)	13,775	6.2	16,280	7.7	17,019	7.5	13,900	6.8
Total refining production (excluding internally produced fuel)	222,637	100.0	211,232	100.0	225,879	100.0	203,314	100.0
Product price (dollars per gallon):
Gasoline	$1.52		$1.44		$1.53		$1.24
Distillate	1.51		1.37		1.54		1.22

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$48.15	$45.64	$49.95	$39.78
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.06	0.83	1.24	0.49
WTI less WCS (heavy sour)	10.00	12.92	11.88	13.26
NYMEX Crack Spreads:
Gasoline	18.07	19.13	16.39	17.53
Heating Oil	15.11	12.82	15.32	12.37
NYMEX 2-1-1 Crack Spread	16.59	15.98	15.85	14.95
PADD II Group 3 Basis:
Gasoline	(3.95)	(5.49)	(2.96)	(5.68)
Ultra Low Sulfur Diesel	(0.62)	(1.18)	(1.10)	(1.10)
PADD II Group 3 Product Crack Spread:
Gasoline	14.12	13.64	13.42	11.85
Ultra Low Sulfur Diesel	14.49	11.63	14.23	11.27
PADD II Group 3 2-1-1	14.30	12.64	13.82	11.56

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit, a U.S. generally accepted accounting principles ("GAAP") measure, is calculated as the difference between net sales and cost of materials and other, direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

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

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$1,338.2	$1,164.4	$2,761.7	$1,998.4
Cost of materials and other	1,208.0	941.9	2,409.3	1,664.2
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	83.5	81.9	172.7	170.2
Major scheduled turnaround expenses	2.8	2.1	15.7	31.5
Depreciation and amortization	31.7	30.9	65.0	61.8
Gross profit (loss)	12.2	107.6	99.0	70.7
Add:
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	83.5	81.9	172.7	170.2
Major scheduled turnaround expenses	2.8	2.1	15.7	31.5
Depreciation and amortization	31.7	30.9	65.0	61.8
Refining margin	130.2	222.5	352.4	334.2
FIFO impact, (favorable) unfavorable	15.4	(46.2)	15.7	(37.4)
Refining margin adjusted for FIFO impact	$145.6	$176.3	$368.1	$296.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	213,841	202,536	214,103	193,345
Days in the period	91	91	181	182
Total crude oil throughput barrels	19,459,531	18,430,776	38,752,643	35,188,790

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$130.2	$222.5	$352.4	$334.2
Divided by: crude oil throughput barrels	19.5	18.4	38.8	35.2
Refining margin per crude oil throughput barrel	$6.69	$12.07	$9.10	$9.50

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$145.6	$176.3	$368.1	$296.8
Divided by: crude oil throughput barrels	19.5	18.4	38.8	35.2
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$7.48	$9.56	$9.51	$8.44

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$(19.2)	$78.1	$47.8	$10.1
Add:
Interest expense and other financing costs, net of interest income	11.8	10.1	23.0	20.9
Income tax expense	—	—	—	—
Depreciation and amortization	32.4	31.6	66.5	63.1
EBITDA	25.0	119.8	137.3	94.1
Add:
FIFO impact, (favorable) unfavorable(a)	15.4	(46.2)	15.7	(37.4)
Major scheduled turnaround expenses(b)	2.8	2.1	15.7	31.5
(Gain) loss on derivatives, net	—	1.9	(12.2)	3.1
Current period settlements on derivative contracts(c)	(0.1)	7.1	1.1	28.5
Adjusted EBITDA	$43.1	$84.7	$157.6	$119.8

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$43.1	$157.6
Adjustments:
Less:
Cash needs for debt service	(10.0)	(20.0)
Reserves for environmental and maintenance capital expenditures	(18.1)	(53.1)
Reserves for major scheduled turnaround expenses	(15.0)	(30.0)
Reserves for future operating needs	—	(54.5)
Available cash for distribution	$—	$—
Available cash for distribution, per unit	$—	$—
Common units outstanding	147.6	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$859.8	$778.0	$1,811.1	$1,306.0
Cost of materials and other	773.5	630.7	1,581.9	1,093.4
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	47.5	46.1	98.2	93.8
Major scheduled turnaround expenses	—	2.1	—	31.5
Depreciation and amortization	17.4	16.7	36.4	33.5
Gross profit	$21.4	$82.4	$94.6	$53.8
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	47.5	48.2	98.2	125.3
Depreciation and amortization	17.4	16.7	36.4	33.5
Refining margin	86.3	147.3	229.2	212.6
FIFO impact, (favorable) unfavorable	10.1	(30.2)	11.6	(26.4)
Refining margin adjusted for FIFO impact	$96.4	$117.1	$240.8	$186.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$1.76	$7.11	$3.95	$2.53
Refining margin(1)	$7.09	$12.71	$9.57	$9.99
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$3.90	$4.16	$4.10	$5.89
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.61	$3.84	$3.74	$5.28
Barrels sold (barrels per day)	144,479	138,021	145,014	130,429

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	122,048	87.3	101,548	76.2	118,167	84.0	97,242	78.1
Medium	—	—	3,429	2.6	—	—	2,471	2.0
Heavy sour	11,771	8.4	22,433	16.8	14,130	10.0	17,174	13.8
Total crude oil throughput	133,819	95.7	127,410	95.6	132,297	94.0	116,887	93.9
All other feedstocks and blendstocks	6,077	4.3	5,844	4.4	8,482	6.0	7,594	6.1
Total throughput	139,896	100.0	133,254	100.0	140,779	100.0	124,481	100.0
Production:
Gasoline	70,032	49.3	67,819	49.9	72,271	50.5	65,927	52.2
Distillate	59,703	42.1	57,549	42.4	59,573	41.6	52,348	41.4
Other (excluding internally produced fuel)	12,146	8.6	10,491	7.7	11,246	7.9	8,130	6.4
Total refining production (excluding internally produced fuel)	141,881	100.0	135,859	100.0	143,090	100.0	126,405	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three and six month ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	133,819	127,410	132,297	116,887
Days in the period	91	91	181	182
Total crude oil throughput barrels	12,177,529	11,594,310	23,945,757	21,273,434

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$86.3	$147.3	$229.2	$212.6
Divided by: crude oil throughput barrels	12.2	11.6	23.9	21.3
Refining margin per crude oil throughput barrel	$7.09	$12.71	$9.57	$9.99

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$96.4	$117.1	$240.8	$186.2
Divided by: crude oil throughput barrels	12.2	11.6	23.9	21.3
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$7.92	$10.09	$10.06	$8.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$477.3	$385.3	$948.4	$690.1
Cost of materials and other	434.6	311.3	827.7	570.7
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	36.0	35.8	74.6	76.4
Major scheduled turnaround expenses	2.8	—	15.7	—
Depreciation and amortization	12.8	12.6	25.6	25.2
Gross profit (loss)	$(8.9)	$25.6	$4.8	$17.8
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	38.8	35.8	90.3	76.4
Depreciation and amortization	12.8	12.6	25.6	25.2
Refining margin	42.7	74.0	120.7	119.4
FIFO impact, (favorable) unfavorable	5.2	(15.9)	4.1	(11.0)
Refining margin adjusted for FIFO impact	$47.9	$58.1	$124.8	$108.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$(1.23)	$3.74	$0.33	$1.27
Refining margin(1)	$5.87	$10.83	$8.15	$8.58
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.33	$5.24	$6.10	$5.49
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.97	$5.22	$5.91	$5.44
Barrels sold (barrels per day)	85,866	75,347	84,425	77,239

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	80,022	97.5	75,126	97.3	81,806	96.8	76,458	97.2
Medium	—	—	—	—	—	—	—	—
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	80,022	97.5	75,126	97.3	81,806	96.8	76,458	97.2
All other feedstocks and blendstocks	2,036	2.5	2,108	2.7	2,679	3.2	2,233	2.8
Total throughput	82,058	100.0	77,234	100.0	84,485	100.0	78,691	100.0
Production:
Gasoline	42,252	52.3	40,511	53.7	43,329	52.3	41,178	53.5
Distillate	36,875	45.7	29,073	38.6	33,687	40.7	29,961	39.0
Other (excluding internally produced fuel)	1,629	2.0	5,789	7.7	5,773	7.0	5,770	7.5
Total refining production (excluding internally produced fuel)	80,756	100.0	75,373	100.0	82,789	100.0	76,909	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three and six month ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	80,022	75,126	81,806	76,458
Days in the period	91	91	181	182
Total crude oil throughput barrels	7,282,002	6,836,466	14,806,886	13,915,356

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$42.7	$74.0	$120.7	$119.4
Divided by: crude oil throughput barrels	7.3	6.8	14.8	13.9
Refining margin per crude oil throughput barrel	$5.87	$10.83	$8.15	$8.58

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$47.9	$58.1	$124.8	$108.4
Divided by: crude oil throughput barrels	7.3	6.8	14.8	13.9
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$6.59	$8.51	$8.43	$7.79

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net Sales. Net sales were $1,338.2 million for the three months ended June 30, 2017 compared to $1,164.4 million for the three months ended June 30, 2016. The increase of $173.8 million, or 15%, was largely the result of higher sales prices for our transportation fuels and by-products, as well as an increase in sales volumes. For the three months ended June 30, 2017, our average sales price per gallon for gasoline of $1.52 increased by approximately 5.6%, as compared to $1.44 for the three months ended June 30, 2016, and our average sales price per gallon for distillates of $1.51 for the three months ended June 30, 2017 increased by approximately 10.2%, as compared to $1.37 for the three months ended June 30, 2016. Overall sales volumes increased approximately 5.4% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Sales volumes for the three months ended June 30, 2016 were impacted by slightly decreased production as a result of a minor crude unit outage at the Wynnewood refinery during the second quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.8	$63.77	$689.1	10.5	$60.67	$636.7	0.3	$52.4	$33.4	$19.0
Distillate	9.1	$63.24	$579.9	8.3	$57.62	$481.1	0.8	$98.8	$51.5	$47.3

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $1,208.0 million for the three months ended June 30, 2017 compared to $941.9 million for the three months ended June 30, 2016. The increase of $266.1 million, or 28.2%, was primarily the result of increases in the cost of consumed crude oil and an increase in RINs expense. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and prices. The WTI benchmark crude price increased approximately 5.5% from the three months ended June 30, 2016. Our average cost per barrel of crude oil consumed for the three months ended June 30, 2017 was $48.19 compared to $42.47 for the comparable period of 2016, an increase of approximately 13.5%. Our crude oil throughput volume increased by approximately 5.6% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. RINs expense for the three months ended June 30, 2017 was approximately $105.6 million, a significant increase of $54.6 million, or 107.0% as compared to $51.0 million for the three months ended June 30, 2016. The increase in RINs expense for the three months ended June 30, 2017 was primarily due to the increased market value of the uncommitted obligation. RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended June 30, 2017, we had an unfavorable FIFO inventory impact of $15.4 million compared to a favorable FIFO inventory impact of $46.2 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput decreased to $6.69 for the three months ended June 30, 2017 from $12.07 for the three months ended June 30, 2016. Refining margin adjusted for FIFO impact was $7.48 per crude oil throughput barrel for the three months ended June 30, 2017, as compared to $9.56 per crude oil throughput barrel for the three months ended June 30, 2016. Gross profit per barrel decreased to $0.63 for the three months ended June 30, 2017, as compared to gross profit per barrel of $5.84 in the equivalent period in 2016. The decrease in refining margin and gross profit per barrel was primarily due to an increase in consumed crude oil costs, and an increase in RINs expense. These costs increases were partially offset by an increase in the sales prices of gasoline and distillates as a result of a slight increase in the spread between transportation fuels and crude oil pricing and favorable changes in the gasoline basis and the distillate basis. The NYMEX 2-1-1 crack spread for the three months ended June 30, 2017 was $16.59 per barrel, an increase of approximately 3.8% over the NYMEX 2-1-1 crack spread of $15.98 per barrel for the three months ended June 30, 2016. The Group 3 gasoline basis was ($3.95) per barrel for the three months ended June 30, 2017 as compared to ($5.49) per barrel for the three months ended June 30, 2016. The Group 3 distillate basis was ($0.62) per barrel for the three months ended June 30, 2017 as compared to ($1.18) per barrel for the three months ended June 30, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $86.3 million for the three months ended June 30, 2017 compared to direct operating expenses and major scheduled turnaround expenses of $84.0 million for the three months ended June 30, 2016. The increase of $2.3 million was primarily the result of an increase in energy and utility costs ($3.5 million) and an increase in outside services ($1.6 million). These increases were partially offset by a decrease in labor costs ($1.7 million) and a decrease in production chemicals ($1.1 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2017 decreased to $4.44 per barrel, as compared to $4.56 per barrel for the three months ended June 30, 2016. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.9 million for the three months ended June 30, 2017 compared to $16.8 million for the three months ended June 30, 2016. The increase of approximately $2.1 million was primarily due to an increase in share-based compensation expense due to an increase in the market value of the Partnership's common units.

Operating Income (Loss). Operating loss was ($7.4) million for the three months ended June 30, 2017, as compared to operating income of $90.1 million for the three months ended June 30, 2016. The decrease of $97.5 million was primarily the result of a decrease in the refining margin of $92.3 million due to higher crude oil consumption costs and RINs expense, an increase in direct operating expenses of $2.3 million and an increase in selling, general and administrative expenses of $2.1 million.

Interest Expense. Interest expense for the three months ended June 30, 2017 was $12.0 million, as compared to $10.1 million for the three months ended June 30, 2016. The increase of $1.9 million was the result of higher capitalized interest during 2016, primarily related to the hydrogen plant project at the Coffeyville refinery, partially offset by no interest on the intercompany credit facility during 2017.

Loss on Derivatives, net. For the three months ended June 30, 2017, we recorded no net loss or gain on derivatives. This compares to a $1.9 million net loss on derivatives for the three months ended June 30, 2016. This change was primarily due to a significant decrease in the volume of derivatives positions during 2017 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net Sales. Net sales were $2,761.7 million for the six months ended June 30, 2017 compared to $1,998.4 million for the six months ended June 30, 2016. The increase of $763.3 million was largely the result of higher sales prices for our transportation fuels and by-products, as well as increased sales volumes. For the six months ended June 30, 2017, our average sales price per gallon for gasoline of $1.53, increased by approximately 23.4%, as compared to $1.24 for the six months ended June 30, 2016, and our average sales price per gallon for distillates of $1.54 for the six months ended June 30, 2017, increased by approximately 26.2%, as compared to $1.22 for the six months ended June 30, 2016. Overall sales volumes increased approximately 9.1% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Sales volumes for the six months ended June 30, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	23.1	$64.21	$1,480.2	21.3	$52.02	$1,106.7	1.8	$373.5	$280.9	$92.6
Distillate	17.4	$64.69	$1,124.1	15.7	$51.27	$805.3	1.7	$318.8	$233.2	$85.6

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $2,409.3 million for the six months ended June 30, 2017 compared to $1,664.2 million for the six months ended June 30, 2016. The increase of $745.1 million, or 44.8%, was primarily the result of increases in the cost of consumed crude oil and other feedstock and increase in costs of products purchased for resale. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and crude prices. The WTI benchmark crude price increased approximately 25.6% from the six months ended June 30, 2016. Our average cost per barrel of crude oil consumed for the six months ended June 30, 2017 was $49.64 compared to $37.35 for the comparable period of 2016, an increase of approximately 32.9%. Our crude oil throughput volume increased by approximately 10.7% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. The increase in the cost of other feedstocks was primarily due to an increase in purchase prices for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the six months ended June 30, 2017, we had an unfavorable FIFO inventory impact of $15.7 million compared to a favorable FIFO inventory impact of $37.4 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput decreased to $9.10 for the six months ended June 30, 2017 from $9.50 for the six months ended June 30, 2016. Refining margin adjusted for FIFO impact was $9.51 per crude oil throughput barrel for the six months ended June 30, 2017, as compared to $8.44 per crude oil throughput barrel for the six months ended June 30, 2016. Gross profit per barrel increased to $2.56 per barrel for the six months ended June 30, 2017, as compared to $2.01 per barrel in the comparative period in 2016. The decrease in refining margin per barrel was primarily due to an increase in consumed crude oil costs and the cost of products purchased for resale. The increase in gross profit per barrel was primarily due to a higher spread between crude oil and transportation fuels pricing, a favorable change in gasoline basis and lower major scheduled turnaround expenses. The NYMEX 2-1-1 crack spread for the six months ended June 30, 2017 was $15.85 per barrel, an increase of approximately 6.0% over the NYMEX 2-1-1 crack spread of $14.95 per barrel for the six months ended June 30, 2016. The Group 3 gasoline basis was ($2.96) per barrel for the six months ended June 30, 2017 as compared to $(5.68) per barrel for the six months ended June 30, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $188.4 million for the six months ended June 30, 2017 compared to $201.7 million for the six months ended June 30, 2016. The decrease of $13.3 million was the result of a decrease in turnaround expenses in 2017 compared to 2016 ($15.8 million), a decrease in labor costs ($3.9 million) and a decrease in production chemicals ($3.0 million). These decreases were partially offset by an increase in energy and utility costs ($9.1 million). Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2017 decreased to $4.86 per barrel, as compared to $5.73 per barrel for the six months ended June 30, 2016. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses and higher throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $38.9 million for the six months ended June 30, 2017 compared to $35.3 million for the six months ended June 30, 2016. The increase of approximately $3.6 million was primarily due to an increase in share-based compensation expense.

Operating Income. Operating income was $58.6 million for the six months ended June 30, 2017, as compared to operating income of $34.1 million for the six months ended June 30, 2016. The increase of $24.5 million was primarily the result of an increase in refining margin of $18.2 million due to higher sales prices for our transportation fuels and by-products, and a decrease in direct operating expenses of $13.3 million as a result of a decrease in turnaround expense in 2017 compared to 2016.

Interest Expense. Interest expense for the six months ended June 30, 2017 was $23.2 million, as compared to $20.9 million for the six months ended June 30, 2016. The increase of approximately $2.3 million was the result of higher capitalized interest during 2016, primarily related to the hydrogen plant project at the Coffeyville refinery, partially offset by no interest on the intercompany credit facility during 2017.

Gain (loss) on Derivatives, net. For the six months ended June 30, 2017, we recorded a $12.2 million net gain on derivatives. This compares to a $3.1 million net loss on derivatives for the six months ended June 30, 2016. This change was primarily due to a significant decrease in the volume of derivatives positions and settlement of open positions during 2017 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Liquidity and Capital Resources

Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below.

We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility (or any replacement facility) and the $250.0 million intercompany credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including using cash to satisfy our unfulfilled RIN obligation. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

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

Cash Balance and Other Liquidity

As of June 30, 2017, we had cash and cash equivalents of $515.7 million. Working capital at June 30, 2017 was $380.4 million, consisting of $938.6 million in current assets and $558.2 million in current liabilities. Working capital at December 31, 2016 was $313.7 million, consisting of $803.6 million in current assets and $489.9 million in current liabilities. As of July 25, 2017, we had cash and cash equivalents of $547.0 million.

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

As of June 30, 2017, we had $333.2 million available under the Amended and Restated ABL Credit Facility and $250.0 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

We are considering various refinancing options in association with the Amended and Restated ABL Credit Facility maturity. We believe that our cash from operations and available borrowings under our intercompany credit facility, together with the options management is considering, will be adequate to satisfy anticipated commitments and planned capital expenditures for the next 12 months.

Borrowing Activities

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. The debt issuance cost of the 2022 Notes totaled approximately $8.7 million and is being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2017, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2019 and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest. Prior to November 1, 2017, some or all of the 2022 Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of June 30, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2017.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of June 30, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. During the fourth quarter of 2016, we repaid outstanding borrowings of $31.5 million under the intercompany credit facility. As of June 30, 2017, we had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2017 and current estimated capital expenditures for the full year 2017 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Six Months Ended June 30, 2017	2017 Estimate
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$25.0	$60.0
Growth	3.7	15.0
Coffeyville refinery total capital spending	28.7	75.0
Wynnewood refinery:
Maintenance	15.6	55.0
Growth	0.8	5.0
Wynnewood refinery total capital spending	16.4	60.0
Other:
Maintenance	2.3	15.0
Growth	—	—
Other total capital spending	2.3	15.0
Total capital spending	$47.4	$150.0

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2017	2016
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$251.3	$40.8
Investing activities	(48.8)	(68.0)
Financing activities	(0.9)	(0.8)
Net increase (decrease) in cash and cash equivalents	$201.6	$(28.0)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2017 were approximately $251.3 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $47.8 million, favorable changes to other working capital of $107.3 million, non-cash depreciation and amortization of $66.5 million and cash inflow of $34.4 million for trade working capital, partially offset by net derivatives activity of $11.1 million. The cash inflow from other working capital was primarily due to a decrease in prepaid expense ($21.1 million) and an increase in accrued expenses and other current liabilities ($86.2 million). The increase in other current liabilities was primarily due to an increased biofuel blending obligation as a result of the increased market value of RINs as applied to the uncommitted required volumes at June 30, 2017, partially offset by an decrease in accrued interest due to timing of semi-annual payments on the 2022 Senior Notes. The net cash inflow for trade working capital was attributable to decreases in accounts receivable of $9.5 million and inventory of $34.8 million, partially offset by a decrease in accounts payable of $9.9 million. The decreases in accounts receivable and inventory were primarily due to reductions in gasoline, distillates and crude oil pricing.

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

Cash Flows Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $48.8 million compared to $68.0 million for the six months ended June 30, 2016. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $20.6 million, primarily associated with the completion of the hydrogen plant in 2016, partially offset by a $1.4 million contribution to an equity method investment.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.9 million and $0.8 million, respectively, for the six months ended June 30, 2017 and 2016. The net cash used in financing activities for the six months ended June 30, 2017 and 2016 was attributable to capital lease payments.

As of and for the six months ended June 30, 2017, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or under the intercompany credit facility.

Contractual Obligations

As of June 30, 2017, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2017 from those disclosed in our 2016 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the six months ended June 30, 2017 does not differ materially from that discussed under Part II — Item 7A of our 2016 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At June 30, 2017, the Partnership had no open commodity swap instruments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

July 28, 2017	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

July 28, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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