Form 10-Q
period 2017-09-30
CVR Refining, LP
filed 2017-11-03
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 147,600,000 common units outstanding at October 30, 2017.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this "Report").

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

LIBOR — London Interbank Offered Rate.

light crude oil — A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

MSCF — One thousand standard cubic feet, a customary gas measurement unit.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$560.4	$314.1
Accounts receivable, net of allowance for doubtful accounts of $1.3 and $0.5, including $0.1 and $0.1 due from affiliates at September 30, 2017 and December 31, 2016, respectively	130.9	138.1
Inventories	282.2	291.1
Prepaid expenses and other current assets, including $2.2 and $1.2 due from affiliates at September 30, 2017 and December 31, 2016, respectively	35.8	60.3
Total current assets	1,009.3	803.6
Property, plant, and equipment, net of accumulated depreciation	1,478.2	1,515.0
Other long-term assets	13.2	13.3
Total assets	$2,500.7	$2,331.9
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$2.0	$1.8
Accounts payable, including $4.1 and $4.6 due to affiliates at September 30, 2017 and December 31, 2016, respectively	264.8	225.9
Personnel accruals, including $4.6 and $3.0 due to affiliates at September 30, 2017 and December 31, 2016, respectively	23.6	19.3
Accrued taxes other than income taxes	21.4	25.2
Accrued expenses and other current liabilities, including $9.6 and $8.9 due to affiliates at September 30, 2017 and December 31, 2016, respectively	230.2	217.7
Total current liabilities	542.0	489.9
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	538.9	539.7
Other long-term liabilities, including $0.5 and $0.6 due to affiliates at September 30, 2017 and December 31, 2016, respectively	5.3	5.6
Total long-term liabilities	544.2	545.3
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at September 30, 2017 and December 31, 2016	1,414.5	1,296.7
General partner interest	—	—
Total partners’ capital	1,414.5	1,296.7
Total liabilities and partners' capital	$2,500.7	$2,331.9

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,385.8	$1,163.5	$4,147.5	$3,161.9
Operating costs and expenses:
Cost of materials and other	1,114.4	987.5	3,523.7	2,651.7
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	120.9	97.0	309.3	298.7
Depreciation and amortization	31.8	31.9	96.8	93.7
Cost of sales	1,267.1	1,116.4	3,929.8	3,044.1
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	18.8	18.1	57.7	53.4
Depreciation and amortization	1.2	0.6	2.7	1.9
Total operating costs and expenses	1,287.1	1,135.1	3,990.2	3,099.4
Operating income	98.7	28.4	157.3	62.5
Other income (expense):
Interest expense and other financing costs	(12.0)	(10.8)	(35.2)	(31.7)
Interest income	0.2	—	0.4	—
Loss on derivatives, net	(17.0)	(1.7)	(4.8)	(4.8)
Other income, net	0.1	—	0.1	—
Total other expense	(28.7)	(12.5)	(39.5)	(36.5)
Income before income tax expense	70.0	15.9	117.8	26.0
Income tax expense	—	—	—	—
Net income	$70.0	$15.9	$117.8	$26.0

Net income per common unit - basic and diluted	$0.47	$0.11	$0.80	$0.18

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2016	147,600,000	$1,296.7	$—	$1,296.7
Net income	—	117.8	—	117.8
Balance at September 30, 2017	147,600,000	$1,414.5	$—	$1,414.5

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$117.8	$26.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.5	95.6
Allowance for doubtful accounts	0.8	0.1
Amortization of deferred financing costs	1.4	1.4
Loss on disposition of assets	0.9	0.3
Share-based compensation	6.7	2.7
Loss on derivatives, net	4.8	4.8
Current period settlements on derivative contracts	1.1	35.2
Income from equity method investment, net of distributions	(0.1)	—
Changes in assets and liabilities:
Accounts receivable	6.4	(38.4)
Inventories	8.9	(13.5)
Prepaid expenses and other current assets	24.6	3.6
Other long-term assets	0.2	0.4
Accounts payable	41.2	(44.6)
Accrued expenses and other current liabilities	0.5	113.2
Other long-term liabilities	(0.4)	(0.4)
Net cash provided by operating activities	314.3	186.4
Cash flows from investing activities:
Capital expenditures	(66.1)	(83.4)
Proceeds from sale of assets	0.1	—
Investment in affiliate, net of return of investment	(0.6)	(3.2)
Net cash used in investing activities	(66.6)	(86.6)
Cash flows from financing activities:
Payment of capital lease obligations	(1.4)	(1.2)
Net cash used in financing activities	(1.4)	(1.2)
Net increase in cash and cash equivalents	246.3	98.6
Cash and cash equivalents, beginning of period	314.1	187.3
Cash and cash equivalents, end of period	$560.4	$285.9

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.6 and 4.6 in 2017 and 2016, respectively	$25.5	$22.3
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$6.8	$8.6
Change in accounts payable related to construction in process additions	$(2.4)	$(11.9)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of September 30, 2017, CRLLC owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of September 30, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares.

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2017 and December 31, 2016, the results of operations of the Partnership for the three and nine month periods ended September 30, 2017 and 2016, the changes in partners' capital for the Partnership for the nine month period ended September 30, 2017 and the cash flows of the Partnership for the nine month periods ended September 30, 2017 and 2016.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method, whereby the cumulative effect of initially applying the standard is recognized, if applicable, as an adjustment to the opening balance of partners’ capital. The guidance will be applied prospectively and revenues reported in the periods prior to the date of adoption will not be changed. The Partnership is executing its implementation plan to adopt the new standard and is currently finalizing the assessment phase of the plan, after which the Partnership will complete the design and implementation phases of the plan, which will include implementing any changes to existing business processes, internal controls and systems to accommodate the new standard. During the assessment phase, the Partnership has reviewed the majority of its existing revenue streams, including an evaluation of accounting policies, contract reviews, identification of the type of arrangement where differences may arise in the conversion to the new standard, identification of practical expedients to be elected and additional disclosure requirements. The Partnership is still evaluating certain revenue streams and contracts to determine the impact, if any, on the consolidated financial statements and related disclosures. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and related disclosures.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2017, only grants of performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Performance Unit Awards

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award of 3,500 performance units under the 2016 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The Partnership will be responsible for reimbursing CVR Energy for its portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.3 years. In December 2015, CVR Energy entered into a performance unit award agreement with its Chief Executive Officer with terms substantially the same as the 2016 Performance Unit Award Agreement and with a performance cycle from January 1, 2016 to December 31, 2016. Total compensation expense for the three and nine months ended September 30, 2017 related to the performance unit awards was approximately $0.5 million and $1.3 million, respectively. Total compensation expense for the three and nine months ended September 30, 2016 related to the performance unit awards was approximately $0.4 million and $1.3 million, respectively. As of September 30, 2017 and December 31, 2016, the Partnership had a liability of $1.3 million and $1.7 million, respectively, for its portion of the performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Assuming the portion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the nine months ended September 30, 2017, there was approximately $2.2 million of total unrecognized compensation cost related to the incentive unit awards to be recognized over a weighted-average period of approximately 1.0 year. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of September 30, 2017, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the three months ended September 30, 2017 and 2016 related to the awards was approximately $0.3 million and $0.7 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2017 and 2016 related to the awards was approximately $1.9 million and $0.7 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

As of September 30, 2017 and December 31, 2016, the Partnership had a liability of approximately $3.3 million and $1.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

A summary of phantom unit activity and changes under the CVR Refining LTIP during the nine months ended September 30, 2017 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2017	904,855	$12.38
Granted	45,848	9.21
Vested	(6,106)	11.41
Forfeited	(67,923)	15.09
Non-vested at September 30, 2017	876,674	$12.01

As of September 30, 2017, there was approximately $4.0 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.1 years. Total compensation expense recorded for the three months ended September 30, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $1.3 million and $0.9 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $3.5 million and $0.9 million, respectively.

As of September 30, 2017 and December 31, 2016, the Partnership had a liability of approximately $4.9 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
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

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Finished goods	$123.8	$135.8
Raw materials and precious metals	93.3	89.7
In-process inventories	20.8	23.9
Parts and supplies	44.3	41.7
Total Inventories	$282.2	$291.1

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Land and improvements	$29.6	$29.1
Buildings	63.7	47.3
Machinery and equipment	2,328.2	2,306.0
Automotive equipment	24.6	24.2
Furniture and fixtures	9.7	9.0
Leasehold improvements	0.8	0.8
Construction in progress	59.9	41.0
	2,516.5	2,457.4
Accumulated depreciation	1,038.3	942.4
Total property, plant and equipment, net	$1,478.2	$1,515.0

Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2017 and 2016 totaled approximately $0.2 million and $1.2 million, respectively. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2017 and 2016 totaled approximately $0.6 million and $4.6 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both September 30, 2017 and December 31, 2016. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") and transportation and distribution costs.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $31.8 million and $31.9 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, direct operating expenses exclude depreciation and amortization of approximately $96.8 million and $93.7 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated expenses for legal, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $1.2 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, selling, general and administrative expenses exclude depreciation and amortization of approximately $2.7 million and $1.9 million, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Capital lease obligations	45.5	46.9
Total debt	545.5	546.9
Unamortized debt issuance costs	(4.6)	(5.4)
Current portion of capital lease obligations	(2.0)	(1.8)
Long-term debt, net of current portion	$538.9	$539.7

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
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of September 30, 2017, the Partnership was in compliance with the covenants contained in the 2022 Notes.

At September 30, 2017, the estimated fair value of the 2022 Notes was approximately $510.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

Amended and Restated Asset Based (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The Partnership is in the process of negotiating an amendment to the Amended and Restated ABL Credit Facility to extend the facility and expects to finalize an agreement in November 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2017.

As of September 30, 2017, the Partnership had availability under the Amended and Restated ABL Credit Facility of $371.6 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of September 30, 2017.

Intercompany Credit Facility

The Partnership maintains a $250.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of September 30, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of September 30, 2017, the Partnership had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment, net of accumulated depreciation on the Condensed Consolidated Balance Sheets. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 145 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has a lease term with 144 months remaining and will expire in September 2029.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at September 30, 2017:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2017, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings, LLC representing approximately 66% of the total Partnership common units outstanding.

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

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three and nine months ended September 30, 2017 and 2016, as all unvested awards under the CVR Refining LTIP were liability-classified awards. See Note 4 ("Share-Based Compensation").

The following table illustrates the Partnership's calculation of net income per common unit for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per unit data)
Net income	$70.0	$15.9	$117.8	$26.0
Net income per common unit, basic and diluted	$0.47	$0.11	$0.80	$0.18
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Three months ending December 31, 2017	$0.1	$119.5
Year Ending December 31,
2018	0.4	129.2
2019	0.3	122.8
2020	0.1	110.3
2021	0.1	101.1
Thereafter	0.2	657.6
	$1.2	$1,240.5

(1)
This amount includes approximately $708.6 million payable ratably over 14 years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of September 30, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases various equipment, including real properties, under long-term operating leases expiring at various dates through 2035. For the three months ended September 30, 2017 and 2016, lease expense totaled approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, lease expense totaled approximately $0.7 million and $1.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended September 30, 2017 and 2016, total expense of approximately $35.7 million and $30.5 million, respectively, was incurred related to long-term commitments. For the nine months ended September 30, 2017 and 2016, total expense of approximately $109.5 million and $95.5 million, respectively, was incurred related to long-term commitments.

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
September 30, 2017
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

At September 30, 2017, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $3.8 million, as compared with $4.8 million at December 31, 2016. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2017 and 2016, capital expenditures were approximately $4.2 million and $6.5 million, respectively. For the nine months ended September 30, 2017 and 2016, capital expenditures were approximately $11.0 million and $12.3 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

RINs expense for the three months ended September 30, 2017 and 2016 was $64.3 million and $58.3 million, respectively. RINs expense for the nine months ended September 30, 2017 and 2016 was $163.5 million and $152.4 million, respectively. RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of September 30, 2017 and December 31, 2016, CVR Refining's biofuel blending obligation was approximately $185.3 million and $186.2 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The Partnership’s uncommitted biofuel blending obligation recognized at fair value as of September 30, 2017 and December 31, 2016 was approximately $127.0 million and $186.2 million, respectively.

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
September 30, 2017
(unaudited)

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including CVR Refining's own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current assets (derivative agreements)	$—	$0.1	$—	$0.1
Total Assets	$—	$0.1	$—	$0.1
Other current liabilities (derivative agreements)	$—	$(17.2)	$—	$(17.2)
Other current liabilities (biofuel blending obligation)	—	(127.0)	—	(127.0)
Total Liabilities	$—	$(144.2)	$—	$(144.2)

	December 31, 2016
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (derivative agreements)	$—	$(11.1)	$—	$(11.1)
Other current liabilities (biofuel blending & benzene obligations)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

As of September 30, 2017 and December 31, 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments, uncommitted biofuel blending obligation and benzene obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts, the uncommitted biofuel blending obligation and benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2017.

(13) Derivative Financial Instruments

Loss on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Current period settlements on derivative contracts	$—	$6.7	$1.1	$35.2
Loss on derivatives, net	(17.0)	(1.7)	(4.8)	(4.8)

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
September 30, 2017
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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of September 30, 2017. For both the three months ended September 30, 2017 and 2016, the Partnership recognized a nominal net gain. For the nine months ended September 30, 2017 and 2016, the Partnership recognized net losses of $0.1 million and $0.4 million, respectively, which are recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016, CVR Refining had open commodity swap instruments consisting of 4.0 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. At September 30, 2017, the Partnership had open commodity swap instruments consisting of 6.4 million barrels of 2-1-1 crack spreads, 4.9 million barrels of distillate crack spreads, and 4.9 million barrels of gasoline crack spreads. For the three months ended September 30, 2017 and 2016, CVR Refining recognized net losses of $17.0 million and $1.7 million, respectively. For the nine months ended September 30, 2017 and 2016, CVR Refining recognized net losses of $4.7 million and $4.4 million, respectively. These recognized losses are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of September 30, 2017, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
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

The offsetting assets and liabilities for CVR Refining's derivatives as of September 30, 2017 and December 31, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of September 30, 2017
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.2	$(0.1)	$0.1	$—	$0.1
Total	$0.2	$(0.1)	$0.1	$—	$0.1

	As of September 30, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$(21.4)	$4.2	$(17.2)	$—	$(17.2)
Total	$(21.4)	$4.2	$(17.2)	$—	$(17.2)

	As of December 31, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$11.1	$—	$11.1	$—	$11.1
Total	$11.1	$—	$11.1	$—	$11.1

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(14) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners, LP and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF")) that govern the business relations among each party including the: (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Hydrogen Purchase and Sales Agreement; (iv) Environmental Agreement; (v) Services Agreement; and (vi) Limited Partnership Agreement. The agreements are described as in effect at September 30, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

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

Prior to January 1, 2017, CRRM and CRNF transferred hydrogen to one another pursuant to the feedstock and shared services agreement. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining, when applicable. Net monthly receipts of hydrogen from CRNF have been reflected in cost of materials and other for CVR Refining. For the three months ended September 30, 2016, CVR Refining recognized $1.2 million of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. For the nine months ended September 30, 2016, CVR Refining recognized $2.9 million of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. At December 31, 2016, there was approximately $0.1 million of accounts receivable included in prepaid expenses and other current assets on the Consolidated Balance Sheet associated with net hydrogen sales.

Beginning January 1, 2017, hydrogen sales to CRNF are governed pursuant to the hydrogen purchase and sales agreement discussed below, but hydrogen purchases from CRNF remain governed pursuant to the feedstock and shared services agreement. For the three and nine months ended September 30, 2017, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement were approximately $0.0 million and $0.1 million, respectively, and were included in cost of materials and other in the Condensed Consolidated Statements of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement.

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. For each of the three and nine months ended September 30, 2017 and 2016, direct operating expenses generated by the purchase of tail gas from CRNF were nominal. In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At September 30, 2017 and December 31, 2016, a liability of approximately $0.2 million and $0.2 million, respectively, was included in accrued expenses and other current liabilities and approximately $0.5 million and $0.6 million, respectively, was included in other long-term liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2017 and December 31, 2016, payables of $0.1 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases and tail gas discussed above. At both September 30, 2017 and December 31, 2016, receivables of approximately $0.9 million were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
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

For the three and nine months ended September 30, 2017, the gross sales of hydrogen to CRNF were approximately $0.9 million and $3.0 million, respectively. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At September 30, 2017, approximately $0.4 million was included in accounts receivables on the Condensed Consolidated Balance Sheets associated with the net hydrogen sales to CRNF.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $1.6 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. Receivables of $0.1 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at September 30, 2017 and $0.1 million was included in accounts receivable at December 31, 2016.

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$3.3	$3.4	$8.7	$9.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	11.8	12.3	36.4	36.9
Total	$15.1	$15.7	$45.1	$46.6

At September 30, 2017 and December 31, 2016, payables and liabilities of approximately $12.5 million and $11.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended September 30, 2017 and 2016, approximately $2.4 million and $2.0 million, respectively, were incurred under the partnership agreement. For the nine months ended September 30, 2017 and 2016, approximately $6.6 million and $5.4 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

The Partnership has an intercompany credit facility with CRLLC with a borrowing capacity of $250.0 million. As of September 30, 2017, the Partnership had no borrowings outstanding under the intercompany credit facility. For the three months ended September 30, 2017 and 2016, the Partnership paid $0.0 million and $0.3 million, respectively, of interest to CRLLC. For the nine months ended September 30, 2017 and 2016, the Partnership paid $0.0 million and $0.9 million, respectively, of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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
September 30, 2017
(unaudited)

Joint Venture Agreement

The Partnership holds a 40% interest in a joint venture, Velocity Pipeline Partners, LLC, and the joint venture provides the Partnership with crude oil transportation services. See Note 15 ("Equity Method Investment") for additional discussion of the joint venture.

(15) Equity Method Investment

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which was formed to construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of September 30, 2017, the carrying value of CRPLLC's investment in VPP was $6.3 million, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheets. Contributions by CRPLLC to VPP during the pipeline construction totaled $7.0 million, of which $1.4 million was contributed in the first quarter of 2017.

The pipeline commenced operations in mid-April 2017 following completion of construction. Equity income from VPP for the three and six months ended September 30, 2017 was $0.1 million and $0.2 million, respectively, which is recorded in other income, net on the Condensed Consolidated Statement of Operations. In July 2017, CRPLLC received a cash distribution from VPP of $0.9 million.

CRRM is party to a transportation agreement with VPP pursuant to which VPP provides transportations services to CRRM for crude oil shipped on VPP's pipeline. For the three and six months ended September 30, 2017, CRRM incurred costs of $0.7 million and $1.2 million, respectively, under the transportation agreement with VPP. CRRM's crude shipments on the pipeline for the three and six months ended September 30, 2017 averaged approximately 18,000 bpd and 16,000 bpd, respectively. As of September 30, 2017, the Condensed Consolidated Balance Sheet included a liability of $0.2 million to VPP.

(16) Subsequent Events

Distribution

On October 31, 2017, the board of directors of the Partnership's general partner declared a cash distribution for the third quarter of 2017 to the Partnership's unitholders of $0.94 per common unit, or $138.7 million in aggregate. The cash distribution will be paid on November 17, 2017 to unitholders of record at the close of business on November 10, 2017.

Joint Venture Agreement

On October 31, 2017, subsidiaries of CVR Refining and Plains All American Pipeline, L.P. ("Plains") formed a 50/50 joint venture, Midway Pipeline LLC ("Midway"), which has acquired the approximately 100-mile, 16-inch Cushing to Broome pipeline system from Plains. The Cushing to Broome pipeline system connects CVR Refining’s Coffeyville, Kansas, refinery to the Cushing, Oklahoma, oil hub. Midway has entered into a contract with Plains pursuant to which Plains will continue its role as operator of the pipeline.  In a separate unrelated transaction, subsidiaries of CVR Refining and Plains entered into an agreement on October 31, 2017, pursuant to which CVR Refining has agreed to acquire the Cushing to Ellis crude oil pipeline system from Plains. The approximately 100-mile, 8- and 10-inch pipeline system helps link CVR Refining’s Wynnewood, Oklahoma, refinery to Cushing. The acquisition, which remains subject to the satisfaction or waiver of certain conditions, is expected to close in the 2017 fourth quarter.  Financial terms of the transactions were not disclosed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2016 Form 10-K. Results of operations and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be attained for any other period.

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

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in Group 3 of the PADD II region of the United States. Our business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its rated capacity of 70,000 bpcd). In addition, our supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 80,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries, (ii) a 170,000 bpd pipeline system, which transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, and is supported by approximately 340 miles of active owned and leased pipelines, (iii) a 65,000 bpd pipeline owned and operated by our joint venture VPP, which transports gathered crude oil to our Wynnewood refinery from a trucking terminal at Lowrance, Oklahoma, (iv) approximately 6.4 million barrels of owned and leased crude oil storage, (v) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (vi) over 4.5 million barrels of combined refined products and feedstocks storage capacity. Subsequent to September 30, 2017, we entered into a joint venture with a subsidiary of Plains All American Pipeline, L.P. ("Plains"), which acquired the approximately 100-mile, 16-inch pipeline that connects the our Coffeyville, Kansas refinery to the Cushing, Oklahoma oil hub, and we entered into a separate unrelated agreement with Plains to acquire the approximately 100-mile, 8- and 10-inch pipeline system connecting our Wynnewood, Oklahoma refinery to Cushing. Refer to Part I, Item I, Note 16 ("Subsequent Events") of this Report for a discussion of these transactions.

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

Crude oil is supplied to our Coffeyville refinery through our gathering system and by a pipeline previously owned by Plains that runs from Cushing to our Broome Station facility. As discussed above, we entered into a joint venture with Plains subsequent to September 30, 2017, which acquired this pipeline. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through third-party pipelines operated by Plains, Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and, beginning in April 2017, through the joint venture VPP pipeline. As discussed above, we entered into an agreement with Plains subsequent to September 30, 2017, to acquire a pipeline that connects our Wynnewood refinery to Cushing, which we expect to close in the 2017 fourth quarter, subject to the satisfaction or waiver of certain conditions. Historically the crude has been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the third quarter of 2017 was $0.03 per barrel compared to a discount of $0.37 per barrel in the third quarter of 2016.

Major Influences on Results of Operations

Our earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in, first-out ("FIFO") accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the RFS, which requires us to either blend "renewable fuels" in with our transportation fuels or purchase RINs, in lieu of blending, by March 31, 2018 or otherwise be subject to penalties.

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

RINs expense for the three months ended September 30, 2017 and 2016 was $64.3 million and $58.3 million, respectively. RINs expense for the nine months ended September 30, 2017 and 2016 was $163.5 million and $152.4 million, respectively. RINs expense includes the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. The price of RINs has been extremely volatile over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we currently estimate that the total cost of RINs will be approximately $235.0 million to $265.0 million for the year ending December 31, 2017.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the nine months ended September 30, 2017, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $9.2 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first half of 2016, we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround began in late September 2017 and is expected to approximate 42 days at a total estimated cost of approximately $70.0 million. During the third quarter of 2017, we incurred $21.7 million of major scheduled turnaround expenses for the Wynnewood refinery turnaround. The second phase of the Wynnewood turnaround is expected to begin in the second half of 2018. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

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

These intercompany agreements include: (i) a pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners; (v) a cross-easement agreement, which grants easements to both parties for operational facilities, pipelines, equipment, access, and water rights; (vi) a hydrogen purchase and sale agreement; and (vii) an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville refinery and the nitrogen fertilizer plant. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

We are also party to a number of agreements with CVR Energy and its subsidiaries, including: (i) the intercompany credit facility and (ii) a services agreement, pursuant to which we obtain certain management and other services from CVR Energy.

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

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables below provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three and nine months ended September 30, 2017 and 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,385.8	$1,163.5	$4,147.5	$3,161.9
Operating costs and expenses:
Cost of materials and other	1,114.4	987.5	3,523.7	2,651.7
Direct operating expenses(1)(2)	99.2	97.0	271.9	267.2
Major scheduled turnaround expenses	21.7	—	37.4	31.5
Depreciation and amortization	31.8	31.9	96.8	93.7
Cost of sales	1,267.1	1,116.4	3,929.8	3,044.1
Selling, general and administrative expenses(1)	18.8	18.1	57.7	53.4
Depreciation and amortization	1.2	0.6	2.7	1.9
Operating income	98.7	28.4	157.3	62.5
Interest expense and other financing costs	(12.0)	(10.8)	(35.2)	(31.7)
Interest income	0.2	—	0.4	—
Loss on derivatives, net	(17.0)	(1.7)	(4.8)	(4.8)
Other income, net	0.1	—	0.1	—
Income before income tax expense	70.0	15.9	117.8	26.0
Income tax expense	—	—	—	—
Net income	$70.0	$15.9	$117.8	$26.0

Gross profit(3)	$118.7	$47.1	$217.7	$117.8
Refining margin(4)	$271.4	$176.0	$623.8	$510.2
Adjusted EBITDA(5)	$138.6	$75.3	$296.2	$195.1
Available cash for distribution(6)	$138.6	$0.3	$138.6	$0.3

	As of September 30, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$560.4	$314.1
Working capital	467.3	313.7
Total assets	2,500.7	2,331.9
Total debt, including current portion	540.9	541.5
Total partners' capital	1,414.5	1,296.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$63.0	$145.6	$314.3	$186.4
Investing activities	(17.8)	(18.6)	(66.6)	(86.6)
Financing activities	(0.5)	(0.4)	(1.4)	(1.2)
Net cash flow	$44.7	$126.6	$246.3	$98.6

Capital expenditures for property, plant and equipment	$18.7	$15.4	$66.1	$83.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$6.35	$2.59	$3.79	$2.21
Refining margin(4)	14.52	9.66	10.86	9.55
FIFO impact, (favorable) unfavorable	(0.80)	0.43	0.01	(0.56)
Refining margin adjusted for FIFO impact(4)	13.72	10.09	10.87	8.99
Direct operating expenses and major scheduled turnaround expenses(1)(2)	6.47	5.33	5.38	5.59
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$6.26	$5.04	$5.08	$5.24
Barrels sold (barrels per day)(7)	210,002	209,228	222,889	208,192

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	196,342	91.9	176,404	85.3	198,750	89.8	174,594	85.4
Medium	—	—	1,983	1.0	—	—	2,321	1.1
Heavy sour	6,751	3.2	19,568	9.5	11,643	5.3	17,978	8.9
Total crude oil throughput	203,093	95.1	197,955	95.8	210,393	95.1	194,893	95.4
All other feedstocks and blendstocks	10,513	4.9	8,778	4.2	10,943	4.9	9,476	4.6
Total throughput	213,606	100.0	206,733	100.0	221,336	100.0	204,369	100.0
Production:
Gasoline	105,712	49.5	106,120	51.2	112,268	50.6	106,774	52.2
Distillate	89,655	42.0	84,669	40.9	92,046	41.5	83,101	40.6
Other (excluding internally produced fuel)	18,107	8.5	16,390	7.9	17,385	7.9	14,738	7.2
Total refining production (excluding internally produced fuel)	213,474	100.0	207,179	100.0	221,699	100.0	204,613	100.0
Product price (dollars per gallon):
Gasoline	$1.63		$1.45		$1.56		$1.31
Distillate	1.67		1.45		1.58		1.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$48.20	$44.94	$49.36	$41.53
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.97	1.47	1.15	0.82
WTI less WCS (heavy sour)	10.48	14.23	11.42	13.59
NYMEX Crack Spreads:
Gasoline	20.42	13.73	17.74	16.24
Heating Oil	21.05	14.34	17.24	13.04
NYMEX 2-1-1 Crack Spread	20.73	14.03	17.49	14.64
PADD II Group 3 Basis:
Gasoline	(1.18)	0.48	(2.37)	(3.59)
Ultra Low Sulfur Diesel	0.85	1.01	(0.44)	(0.38)
PADD II Group 3 Product Crack Spread:
Gasoline	19.23	14.21	15.37	12.65
Ultra Low Sulfur Diesel	21.90	15.35	16.80	12.65
PADD II Group 3 2-1-1	20.57	14.78	16.09	12.65

(1)	Amounts are shown exclusive of depreciation and amortization.

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

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$1,385.8	$1,163.5	$4,147.5	$3,161.9
Cost of materials and other	1,114.4	987.5	3,523.7	2,651.7
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	99.2	97.0	271.9	267.2
Major scheduled turnaround expenses	21.7	—	37.4	31.5
Depreciation and amortization	31.8	31.9	96.8	93.7
Gross profit	118.7	47.1	217.7	117.8
Add:
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	99.2	97.0	271.9	267.2
Major scheduled turnaround expenses	21.7	—	37.4	31.5
Depreciation and amortization	31.8	31.9	96.8	93.7
Refining margin	271.4	176.0	623.8	510.2
FIFO impact, (favorable) unfavorable	(14.9)	7.7	0.8	(29.7)
Refining margin adjusted for FIFO impact	$256.5	$183.7	$624.6	$480.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	203,093	197,955	210,393	194,893
Days in the period	92	92	273	274
Total crude oil throughput barrels	18,684,556	18,211,860	57,437,289	53,400,682

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$271.4	$176.0	$623.8	$510.2
Divided by: crude oil throughput barrels	18.7	18.2	57.4	53.4
Refining margin per crude oil throughput barrel	$14.52	$9.66	$10.86	$9.55

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$256.5	$183.7	$624.6	$480.5
Divided by: crude oil throughput barrels	18.7	18.2	57.4	53.4
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$13.72	$10.09	$10.87	$8.99

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$70.0	$15.9	$117.8	$26.0
Add:
Interest expense and other financing costs, net of interest income	11.8	10.8	34.8	31.7
Income tax expense	—	—	—	—
Depreciation and amortization	33.0	32.5	99.5	95.6
EBITDA	114.8	59.2	252.1	153.3
Add:
FIFO impact, (favorable) unfavorable(a)	(14.9)	7.7	0.8	(29.7)
Major scheduled turnaround expenses(b)	21.7	—	37.4	31.5
Loss on derivatives, net	17.0	1.7	4.8	4.8
Current period settlements on derivative contracts(c)	—	6.7	1.1	35.2
Adjusted EBITDA	$138.6	$75.3	$296.2	$195.1

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$138.6	$296.2
Adjustments:
Less:
Cash needs for debt service	(10.0)	(30.0)
Reserves for environmental and maintenance capital expenditures	(25.0)	(78.1)
Reserves for major scheduled turnaround expenses	(15.0)	(45.0)
Reserves for future operating needs	—	(54.5)
Add:
Release of previously established cash reserves	50.0	50.0
Available cash for distribution	$138.6	$138.6
Available cash for distribution, per unit	$0.94	$0.94
Common units outstanding	147.6	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$939.3	$788.1	$2,750.5	$2,094.1
Cost of materials and other	767.7	669.9	2,349.7	1,763.3
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	56.7	50.7	154.9	144.5
Major scheduled turnaround expenses	—	—	—	31.5
Depreciation and amortization	17.4	17.7	53.8	51.2
Gross profit	97.5	49.8	192.1	103.6
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	56.7	50.7	154.9	176.0
Depreciation and amortization	17.4	17.7	53.8	51.2
Refining margin	171.6	118.2	400.8	330.8
FIFO impact, (favorable) unfavorable	(10.1)	4.0	1.5	(22.4)
Refining margin adjusted for FIFO impact	$161.5	$122.2	$402.3	$308.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$8.26	$4.15	$5.37	$3.12
Refining margin(1)	$14.52	$9.86	$11.21	$9.94
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.80	$4.23	$4.33	$5.29
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.50	$3.93	$3.99	$4.80
Barrels sold (barrels per day)	136,776	140,256	142,238	133,729

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	121,710	89.6	110,825	81.0	119,361	85.8	101,803	79.2
Medium	—	—	—	—	—	—	1,641	1.3
Heavy sour	6,751	5.0	19,568	14.3	11,643	8.4	17,978	13.9
Total crude oil throughput	128,461	94.6	130,393	95.3	131,004	94.2	121,422	94.4
All other feedstocks and blendstocks	7,415	5.4	6,399	4.7	8,124	5.8	7,193	5.6
Total throughput	135,876	100.0	136,792	100.0	139,128	100.0	128,615	100.0
Production:
Gasoline	67,598	49.1	70,013	50.3	70,697	50.1	67,298	51.5
Distillate	57,654	41.9	57,839	41.6	58,927	41.7	54,192	41.5
Other (excluding internally produced fuel)	12,355	9.0	11,286	8.1	11,619	8.2	9,191	7.0
Total refining production (excluding internally produced fuel)	137,607	100.0	139,138	100.0	141,243	100.0	130,681	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	128,461	130,393	131,004	121,422
Days in the period	92	92	273	274
Total crude oil throughput barrels	11,818,412	11,996,156	35,764,092	33,269,628

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$171.6	$118.2	$400.8	$330.8
Divided by: crude oil throughput barrels	11.8	12.0	35.8	33.3
Refining margin per crude oil throughput barrel	$14.52	$9.86	$11.21	$9.94

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$161.5	$122.2	$402.3	$308.4
Divided by: crude oil throughput barrels	11.8	12.0	35.8	33.3
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$13.66	$10.19	$11.25	$9.27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$445.3	$374.3	$1,393.7	$1,064.4
Cost of materials and other	346.9	317.7	1,174.6	888.5
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	42.5	46.3	117.0	122.7
Major scheduled turnaround expenses	21.7	—	37.4	—
Depreciation and amortization	12.9	12.7	38.5	37.9
Gross profit (loss)	21.3	(2.4)	26.2	15.3
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	64.2	46.3	154.4	122.7
Depreciation and amortization	12.9	12.7	38.5	37.9
Refining margin	98.4	56.6	219.1	175.9
FIFO impact, (favorable) unfavorable	(4.8)	3.8	(0.7)	(7.3)
Refining margin adjusted for FIFO impact	$93.6	$60.4	$218.4	$168.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$3.10	$(0.39)	$1.21	$0.76
Refining margin(1)	$14.33	$9.10	$10.11	$8.74
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$9.35	$7.45	$7.13	$6.10
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$9.53	$7.29	$7.01	$6.01
Barrels sold (barrels per day)	73,226	68,971	80,651	74,463

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	74,632	96.0	65,579	93.8	79,389	96.6	72,791	96.1
Medium	—	—	1,983	2.8	—	—	680	0.9
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	74,632	96.0	67,562	96.6	79,389	96.6	73,471	97.0
All other feedstocks and blendstocks	3,098	4.0	2,379	3.4	2,819	3.4	2,283	3.0
Total throughput	77,730	100.0	69,941	100.0	82,208	100.0	75,754	100.0
Production:
Gasoline	38,114	50.2	36,107	53.1	41,571	51.6	39,476	53.4
Distillate	32,001	42.2	26,830	39.4	33,119	41.2	28,909	39.1
Other (excluding internally produced fuel)	5,752	7.6	5,104	7.5	5,766	7.2	5,547	7.5
Total refining production (excluding internally produced fuel)	75,867	100.0	68,041	100.0	80,456	100.0	73,932	100.0

(1) The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total crude oil throughput barrels per day	74,632	67,562	79,389	73,471
Days in the period	92	92	273	274
Total crude oil throughput barrels	6,866,144	6,215,704	21,673,197	20,131,054

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin	$98.4	$56.6	$219.1	$175.9
Divided by: crude oil throughput barrels	6.9	6.2	21.7	20.1
Refining margin per crude oil throughput barrel	$14.33	$9.10	$10.11	$8.74

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$93.6	$60.4	$218.4	$168.6
Divided by: crude oil throughput barrels	6.9	6.2	21.7	20.1
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$13.63	$9.71	$10.08	$8.38

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net Sales. Net sales were $1,385.8 million for the three months ended September 30, 2017 compared to $1,163.5 million for the three months ended September 30, 2016. The increase of $222.3 million, or 19.1%, was largely the result of higher sales prices for our transportation fuels and by-products, as well as a slight increase in sales volumes. For the three months ended September 30, 2017, our average sales price per gallon for gasoline of $1.63 increased by approximately 12.4%, as compared to $1.45 for the three months ended September 30, 2016, and our average sales price per gallon for distillates of $1.67 for the three months ended September 30, 2017 increased by approximately 15.2%, as compared to $1.45 for the three months ended September 30, 2016. Overall sales volumes increased approximately 3.4% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	10.6	$68.45	$722.7	10.2	$61.00	$624.7	0.4	$98.0	$78.7	$19.3
Distillate	8.6	$70.11	$599.8	8.0	$60.79	$489.2	0.6	$110.6	$79.8	$30.8

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $1,114.4 million for the three months ended September 30, 2017 compared to $987.5 million for the three months ended September 30, 2016. The increase of $126.9 million, or 12.9%, was primarily the result of increases in the cost of consumed crude oil and other feedstock and an increase in cost of products purchased for resale. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and prices. The WTI benchmark crude price increased approximately 7.3% from the three months ended September 30, 2016. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2017 was $48.13 compared to $44.58 for the comparable period of 2016, an increase of approximately 8.0%. Our crude oil throughput volume increased by approximately 2.6% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in cost of other feedstocks was primarily due to an increase in purchase prices for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in costs of products purchased for resale was due primarily to an increase in purchased volumes for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended September 30, 2017, we had a favorable FIFO inventory impact of $14.9 million compared to an unfavorable FIFO inventory impact of $7.7 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput increased to $14.52 for the three months ended September 30, 2017 from $9.66 for the three months ended September 30, 2016. Refining margin adjusted for FIFO impact was $13.72 per crude oil throughput barrel for the three months ended September 30, 2017, as compared to $10.09 per crude oil throughput barrel for the three months ended September 30, 2016. Gross profit per barrel increased to $6.35 for the three months ended September 30, 2017, as compared to gross profit per barrel of $2.59 in the equivalent period in 2016. The increase in refining margin and gross profit per barrel was primarily due to an increase in the sales prices of gasoline and distillates, which was partially offset by unfavorable changes in the gasoline and distillate basis. The NYMEX 2-1-1 crack spread for the three months ended September 30, 2017 was $20.73 per barrel, an increase of approximately 47.8% over the NYMEX 2-1-1 crack spread of $14.03 per barrel for the three months ended September 30, 2016. The Group 3 gasoline basis was $(1.18) per barrel for the three months ended September 30, 2017 as compared to $0.48 per barrel for the three months ended September 30, 2016. The Group 3 distillate basis was $0.85 per barrel for the three months ended September 30, 2017 as compared to $1.01 per barrel for the three months ended September 30, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $120.9 million for the three months ended September 30, 2017 compared to $97.0 million for the three months ended September 30, 2016. The increase of $23.9 million was primarily the result of an increase in turnaround costs ($21.7 million) and an increase in labor costs ($1.2 million). Our Wynnewood refinery went into a major scheduled turnaround in late September 2017. Direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2017 increased to $6.47 per barrel, as compared to $5.33 per barrel for the three months ended September 30, 2016. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher direct operating costs.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.8 million for the three months ended September 30, 2017 compared to $18.1 million for the three months ended September 30, 2016. The increase of approximately $0.7 million was primarily due to an increase in share-based compensation expense due to an increase in the market value of the Partnership's common units and an increase in labor expense due to increased headcount.

Operating Income. Operating income was $98.7 million for the three months ended September 30, 2017, as compared to operating income of $28.4 million for the three months ended September 30, 2016. The increase of $70.3 million was primarily the result of an increase in the refining margin of $95.4 million due to higher transportation fuels sales prices, which was partially offset by increases in direct operating expenses of $23.9 million and selling, general and administrative expenses of $0.7 million.

Interest Expense. Interest expense for the three months ended September 30, 2017 was $12.0 million, as compared to $10.8 million for the three months ended September 30, 2016. The increase of $1.2 million was the result of higher capitalized interest during 2016, primarily related to the hydrogen plant project at the Coffeyville refinery, partially offset by higher interest on the intercompany credit facility in 2016.

Loss on Derivatives, net. For the three months ended September 30, 2017, we recorded a $17.0 million net loss on derivatives, as compared to a $1.7 million net loss on derivatives for the three months ended September 30, 2016. This change was primarily due to a significant increase (16.2 million barrels) in the volume of derivatives positions during the three months ended September 30, 2017. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net Sales. Net sales were $4,147.5 million for the nine months ended September 30, 2017 compared to $3,161.9 million for the nine months ended September 30, 2016. The increase of $985.6 million, or 31.2%, was largely the result of higher sales prices for our transportation fuels and by-products, as well as increased sales volumes. For the nine months ended September 30, 2017, our average sales price per gallon for gasoline of $1.56, increased by approximately 19.1%, as compared to $1.31 for the nine months ended September 30, 2016, and our average sales price per gallon for distillates of $1.58 for the nine months ended September 30, 2017, increased by approximately 21.5%, as compared to $1.30 for the nine months ended September 30, 2016. Overall sales volumes increased approximately 7.2% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Sales volumes for the nine months ended September 30, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	33.6	$65.54	$2,202.9	31.5	$54.94	$1,731.5	2.1	$471.4	$356.2	$115.2
Distillate	25.9	$66.48	$1,723.9	23.8	$54.50	$1,294.5	2.1	$429.4	$310.7	$118.7

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $3,523.7 million for the nine months ended September 30, 2017 compared to $2,651.7 million for the nine months ended September 30, 2016. The increase of $872.0 million, or 32.9%, was primarily the result of increases in the cost of consumed crude oil and other feedstock and increase in costs of products purchased for resale. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and crude prices. The WTI benchmark crude price increased approximately 18.9% from the nine months ended September 30, 2016. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2017 was $49.15 compared to $39.81 for the comparable period of 2016, an increase of approximately 23.5%. Our crude oil throughput volume increased by approximately 7.6% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. The increase in the cost of other feedstocks was primarily due to an increase in purchase prices for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in the costs of products purchased for resale is primarily due to higher purchase prices for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the nine months ended September 30, 2017, we had an unfavorable FIFO inventory impact of $0.8 million compared to a favorable FIFO inventory impact of $29.7 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput increased to $10.86 for the nine months ended September 30, 2017 from $9.55 for the nine months ended September 30, 2016. Refining margin adjusted for FIFO impact was $10.87 per crude oil throughput barrel for the nine months ended September 30, 2017, as compared to $8.99 per crude oil throughput barrel for the nine months ended September 30, 2016. Gross profit per barrel increased to $3.79 per barrel for the nine months ended September 30, 2017, as compared to $2.21 per barrel in the comparative period in 2016. The increase in refining margin and gross profit per barrel was primarily due to a higher spread between crude oil and transportation fuels pricing and a favorable change in gasoline basis. The NYMEX 2-1-1 crack spread for the nine months ended September 30, 2017 was $17.49 per barrel, an increase of approximately 19.5% over the NYMEX 2-1-1 crack spread of $14.64 per barrel for the nine months ended September 30, 2016. The Group 3 gasoline basis was $(2.37) per barrel for the nine months ended September 30, 2017 as compared to $(3.59) per barrel for the nine months ended September 30, 2016. Partially offsetting these favorable impacts were increases in consumed crude oil and other feedstock costs and the cost of products purchased for resale.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $309.3 million for the nine months ended September 30, 2017 compared to $298.7 million for the nine months ended September 30, 2016. The increase of $10.6 million was the result of an increase in energy and utility costs ($9.8 million), turnaround expenses ($5.9 million) and outside services ($3.3 million). These increases were partially offset by a decrease in production chemicals ($3.7 million) and labor costs ($2.7 million). Direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2017 decreased to $5.38 per barrel, as compared to $5.59 per barrel for the nine months ended September 30, 2016. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $57.7 million for the nine months ended September 30, 2017 compared to $53.4 million for the nine months ended September 30, 2016. The increase of approximately $4.3 million was primarily due to an increase in share-based compensation expense.

Operating Income. Operating income was $157.3 million for the nine months ended September 30, 2017, as compared to operating income of $62.5 million for the nine months ended September 30, 2016. The increase of $94.8 million was primarily the result of an increase in refining margin of $113.6 million due to higher sales prices for our transportation fuels and by-products which was partially offset by increases in direct operating expenses ($10.6 million), selling, general and administrative expenses ($4.3 million) and depreciation and amortization expense ($3.9 million).

Interest Expense. Interest expense for the nine months ended September 30, 2017 was $35.2 million, as compared to $31.7 million for the nine months ended September 30, 2016. The increase of approximately $3.5 million was the result of higher capitalized interest during 2016, primarily related to the hydrogen plant project at the Coffeyville refinery, partially offset by higher interest on the intercompany credit facility in 2016.

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

Cash Balance and Other Liquidity

As of September 30, 2017, we had cash and cash equivalents of $560.4 million. Working capital at September 30, 2017 was $467.3 million, consisting of $1,009.3 million in current assets and $542.0 million in current liabilities. Working capital at December 31, 2016 was $313.7 million, consisting of $803.6 million in current assets and $489.9 million in current liabilities. As of October 30, 2017, we had cash and cash equivalents of $533.6 million.

The Amended and Restated ABL Credit Facility provides us with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The Partnership is in the process of negotiating an amendment and extension to the Amended and Restated ABL Credit Facility, which it expects to finalize in November 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The intercompany credit facility provides us with borrowing availability of up to $250.0 million.

As of September 30, 2017, we had $371.6 million available under the Amended and Restated ABL Credit Facility and $250.0 million available under the intercompany credit facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

Borrowing Activities

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of September 30, 2017, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes are unsecured and are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis.

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

The indenture governing the 2022 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of September 30, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

Amended and Restated Asset Based (ABL) Credit Facility. On December 20, 2012, we entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced CRLLC's prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, we assumed CRLLC's position as borrower and its obligations under the Amended and Restated ABL Credit Facility upon the closing of the initial public offering on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the three-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the six-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding 12 month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions). As noted above, we are currently in negotiations to amend and extend the facility, which we expect to finalize in November 2017.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit our ability to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. We were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2017.

Intercompany Credit Facility. The Partnership maintains a $250.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures. The intercompany credit facility has a term of six years and bears interest at a rate of LIBOR plus 3% per annum.

The intercompany credit facility contains covenants that require us to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of our business and financial status as it may reasonably require, including, but not limited to, copies of our unaudited quarterly financial statements and our audited annual financial statements. We were in compliance with the covenants of the intercompany credit facility as of September 30, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling our general partner, or (ii) CRLLC and its affiliates no longer owning a majority of our equity interests. During the fourth quarter of 2016, we repaid outstanding borrowings of $31.5 million under the intercompany credit facility. As of September 30, 2017, we had no borrowings outstanding and $250.0 million available under the intercompany credit facility.

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

The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2017 and current estimated capital expenditures for the full year 2017 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Nine Months Ended September 30, 2017	2017 Estimate
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$30.7	$45.0
Growth	5.9	10.0
Coffeyville refinery total capital spending	36.6	55.0
Wynnewood refinery:
Maintenance	24.3	45.0
Growth	2.2	5.0
Wynnewood refinery total capital spending	26.5	50.0
Other:
Maintenance	3.0	5.0
Growth	—	—
Other total capital spending	3.0	5.0
Total capital spending	$66.1	$110.0

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refineries. We may also accelerate or defer some capital expenditures from time to time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$314.3	$186.4
Investing activities	(66.6)	(86.6)
Financing activities	(1.4)	(1.2)
Net increase in cash and cash equivalents	$246.3	$98.6

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2017 were approximately $314.3 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $117.8 million, non-cash depreciation and amortization of $99.5 million, cash inflow of $56.5 million for trade working capital, favorable changes to other working capital of $25.1 million and loss on derivatives of $4.8 million. The cash inflow from trade working capital was due to an increase in accounts payable ($41.2 million) and decreases in both inventories ($8.9 million) and accounts receivable ($6.4 million). The increase in accounts payable was primarily attributable to increased payables for crude purchases due to increased pricing and volumes, payables associated with the current turnaround at our Wynnewood refinery and the timing of payments. The decrease in inventories was primarily due to reductions in gasoline, distillates and asphalt volumes, partially offset by higher gasoline and distillate prices, as of September 30, 2017. The cash inflow from other working capital was primarily due to a decrease in prepaid expense ($23.8 million) and an increase in accrued expenses and other current liabilities ($0.5 million). The decrease in prepaid expense was primarily attributable to a decrease in crude barrels in-transit coupled with a decrease in prepaid pipeline capacity.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $66.6 million compared to $86.6 million for the nine months ended September 30, 2016. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $17.3 million, primarily associated with the completion of the hydrogen plant in 2016, coupled with a decrease of $2.6 million in contributions to an equity method investment due to the completion of VPP's pipeline in April 2017 and a $0.8 million return of investment during the third quarter of 2017.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $1.4 million and $1.2 million, respectively, for the nine months ended September 30, 2017 and 2016. The net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was attributable to capital lease payments.

As of and for the nine months ended September 30, 2017, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or under the intercompany credit facility.

Contractual Obligations

As of September 30, 2017, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2017 from those disclosed in our 2016 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the nine months ended September 30, 2017 does not differ materially from that discussed under Part II — Item 7A of our 2016 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At September 30, 2017, the Partnership had open commodity swap instruments consisting of 6.4 million barrels of 2-1-1 crack spreads, 4.9 million barrels of distillate crack spreads and 4.9 million barrels of gasoline crack spreads. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of commodity instruments of $16.2 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

The U.S. Attorney’s office for the Southern District of New York recently contacted CVR Energy seeking production of information pertaining to our, CVR Energy’s and Mr. Icahn’s activities relating to the RFS and Mr. Icahn’s role as an advisor to the President. We are cooperating with the request and are providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

November 3, 2017	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

November 3, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)