Form 10-K
period 2017-12-31
CVR Refining, LP
filed 2018-02-26
CIK 1558785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2017 (the last business day of the registrant’s second fiscal quarter) was $420,861,742. Common units of the registrant held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common units as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

Class	Outstanding at February 20, 2018
Common units representing limited partner interests	147,600,000 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Report").
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

FCCU — Fluid Catalytic Cracking Unit.

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

intercompany credit facility — A $150.0 million senior unsecured revolving credit facility between CRLLC and Refining LLC.

LIBOR — London Interbank Offered Rate.

light crude oil — A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

Midway — Midway Pipeline LLC

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

rack sales — Sales which are made at terminals into third-party tanker trucks or railcars.

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

We are a petroleum refiner and own two of only seven refineries in Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 23% of the region's refining capacity. In addition, we also control and operate supporting logistics assets including (i) approximately 570 miles of active owned, leased and joint venture pipelines, (ii) approximately 130 crude oil transports, (iii) a network of strategically located crude oil gathering tank farms, (iv) approximately 6.4 million barrels of owned and leased crude oil storage, and (v) over 4.6 million barrels of combined refined products and feedstocks storage capacity. The strategic location of our refineries, combined with our supporting logistics assets, provide us with a significant crude oil cost advantage relative to our competitors. Furthermore, our Coffeyville refinery located in southeast Kansas and the Wynnewood refinery located 65 miles south of Oklahoma City, Oklahoma, are approximately 100 miles and 130 miles, respectively, from the crude oil hub at Cushing, Oklahoma ("Cushing"), and have access to inland domestic and Canadian crude oils that are priced based on the price of WTI. During the year ended December 31, 2017, the crude oil consumed at the refineries was price advantaged to WTI.

During the fourth quarter of 2017, we entered into a joint venture, Midway Pipeline LLC ("Midway"), with a subsidiary of Plains All American Pipeline, L.P. ("Plains"), which acquired the approximately 100-mile, 16-inch pipeline that connects our Coffeyville refinery to the Cushing oil hub, and we separately acquired from Plains the approximately 100-mile, 8- and 10-inch pipeline system connecting our Wynnewood refinery to Cushing. Refer to Part II, Item 8, Note 6 ("Equity Method Investments") of this Report for a discussion of the joint venture transaction.

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

For the year ended December 31, 2017, our Coffeyville refinery's product yield included gasoline (50%), diesel fuel (primarily ultra-low sulfur diesel ("ULSD")) (42%), and pet coke and other refined products such as natural gas liquids ("NGLs") (propane and butane), slurry, sulfur and gas oil (8%). Our Wynnewood refinery's product yield included gasoline (51%), diesel fuel (primarily ULSD) (38%), asphalt (5%), jet fuel (4%) and other products (2%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).

Our crude oil gathering system capacity is over 80,000 bpd currently. The gathering system allows us to gather crude oil that is purchased from independent crude oil producers in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves our two refineries. During 2017, we gathered approximately 86,000 bpd of price-advantaged crudes from our gathering area. The system has field offices in Bartlesville and Pauls Valley, Oklahoma, Plainville and Winfield, Kansas and Denver, Colorado. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. In aggregate, these crudes have been sourced at a discount to WTI because of our proximity to the sources of crude oil, existing logistics infrastructure and quality differences. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian crude to our refineries. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which both became in-service during 2015. Both the Pony Express and White Cliffs pipelines originate in Colorado and extend to Cushing.

In addition to our gathering system, we own (i) a 170,000 bpd pipeline system that transports crude oil from our Broome Station facility to our Coffeyville refinery, (ii) approximately 1.5 million barrels of crude oil storage capacity that supports the gathering system and our Coffeyville refinery, (iii) approximately 0.9 million barrels of crude oil storage capacity at our Wynnewood refinery and (iv) approximately 1.5 million barrels of crude oil storage capacity in Cushing. We also lease additional crude oil storage capacity of approximately 2.3 million barrels in Cushing and 0.2 million barrels in Duncan, Oklahoma. The Duncan storage supports our Wynnewood refinery while the Cushing storage supports both our Wynnewood and Coffeyville refineries.

For the fiscal years ended December 31, 2017, 2016 and 2015, we generated net sales of $5.7 billion, $4.4 billion and $5.2 billion, respectively, and operating income of $203.8 million, $77.8 million and $361.7 million, respectively.

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

As of December 31, 2017, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings, LLC ("CVR Refining Holdings") held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, which holds a non-economic general partner interest.

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

Crude oil is supplied to our refineries through our wholly-owned gathering system and by owned, leased and joint venture pipelines. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2017 and it now has the capacity of supplying over 80,000 bpd of crude oil to our refineries. For the year ended December 31, 2017, the gathering system supplied approximately 44% and 49% of the Coffeyville and Wynnewood refineries' crude oil demand, respectively. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although sometimes slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing by various pipelines, including the Keystone and Spearhead pipelines, and subsequently to our Broome Station facility via the Midway joint venture pipeline. Our current contracted capacity includes the Pony Express and White Cliffs pipelines, respectively. From the Broome Station facility, crude oil is delivered to our Coffeyville refinery via our own 170,000 bpd pipeline system. Crude oils are delivered to the Wynnewood refinery through third-party pipelines, the pipeline we acquired from Plains and, beginning in April 2017, through the VPP joint venture pipeline, and received into storage tanks at terminals located on or near the refinery.

For the year ended December 31, 2017, our Coffeyville refinery's crude oil supply blend was comprised of approximately 92% light sweet crude oil and 8% heavy sour crude oil. For the year ended December 31, 2017, our Wynnewood refinery's crude oil supply blend was comprised entirely of light sweet crude oil. The light sweet crude oil supply blend includes our locally gathered crude oil.

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

Crude Oil Supply Agreement

Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report for information on the crude oil supply agreement.

Refining Process

Coffeyville Refinery. Our Coffeyville refinery is a 115,000 bpcd rated capacity facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. Our Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow us to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, our Coffeyville refinery has a redundant supply of hydrogen pursuant to our feedstock and shared services agreement with CVR Partners. During the year ended December 31, 2017, our Coffeyville refinery processed approximately 132,000 bpd and 9,000 bpd of crude oil and feedstocks and blendstocks, respectively.

Wynnewood Refinery. Our Wynnewood refinery is a 70,000 bpcd rated capacity facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to our Coffeyville refinery, our Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. During the year ended December 31, 2017, our Wynnewood refinery processed approximately 73,000 bpd and 3,000 bpd of crude oil and feedstocks and blendstocks, respectively. These throughput rates for 2017 reflect the first phase of the major scheduled turnaround completed in the fourth quarter of 2017.

Marketing and Distribution

We focus our Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks and railcars directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar. The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.

Our Wynnewood refinery ships its finished product via pipeline, railcar, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.

Customers

Customers for our refined petroleum products primarily include retailers, railroads and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to our refineries and pipeline access. We sell bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market-related indices such as Platts and Oil Price Information Service.

We also have a rack marketing business supplying product through tanker trucks directly to customers located in proximity to our Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, our Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, our Coffeyville refinery sells hydrogen and a by-product of its refining operations, such as petroleum coke, to an affiliate, CVR Partners, pursuant to separate multi-year agreements. For the year ended December 31, 2017, one customer accounted for 10% or more of our consolidated revenues. Our largest customer accounted for approximately 19% of our net sales while approximately 52% of our net sales were made to our ten largest customers. While we do have a high concentration of customers, we do not believe that the loss of any single customer would have a material adverse impact on our results of operations, financial condition and the ability to make cash distributions. Refer to Part I, Item 1A, Risk Factors, Our business depends on significant customers and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and our ability to pay distributions to our unitholders.

Competition

We compete primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against five refineries operated in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. Our competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier Corporation, CHS Inc., Valero Energy Corporation and Flint Hills Resources.

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

Environmental Matters

Our businesses are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact our business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits, licenses and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and

•	specifications for the products marketed by us, primarily gasoline and diesel fuel.

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

The principal environmental risks associated with our businesses are outlined below, with additional details included in Part I, Item 1A, Risk Factors and Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report.

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

Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to our operations in order to comply. If new controls or changes to operations are needed, the costs could be material. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations, could cause us to expend substantial resources to comply and/or permit our facilities to produce products that meet applicable requirements.

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

On September 12, 2012, the U.S. Environmental Protection Agency (the "EPA") published in the Federal Register final revisions to its NSPS for process heaters and flares at petroleum refineries. The EPA originally issued final standards in June 2008, but the portions of the rule relating to process heaters and flares were stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of SO2 from flares, as well as require certain work practice and monitoring standards for flares. We do not believe that the costs of complying with the rule are material.

On December 1, 2015, the EPA published in the Federal Register the petroleum refining sector risk rule. The rule places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. We do not believe that the costs of complying with the rule are material.

Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report for further discussion of recent environmental matters related to the Clean Air Act including the "Flood, Crude Oil Discharge and Insurance" and certain "Environmental, Health and Safety ("EHS") Matters."

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

Release Reporting

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our facilities periodically experience releases of hazardous and extremely hazardous substances. Our refineries periodically have excess emission events from flaring and other planned and unplanned start up, shutdown and malfunction events. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

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

Tier 3.  In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries were required to be in compliance with the more stringent emission standards as of January 1, 2017; however, compliance with the rule has been extended until January 1, 2020 for approved small volume refineries and small refiners. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery,” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that required the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. Our refineries are in compliance with the EPA's MSAT II rule.

Renewable Fuel Standards

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 12 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the "Renewable Fuel Standards."

Greenhouse Gas Emissions

Refer to Part I, Item 1A, Risk Factors, Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows, of this Report for further discussion of the Greenhouse Gas ("GHG") Emissions regulations.

Resource Conservation and Recovery Act ("RCRA")

Our operations are subject to the RCRA requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" for further discussion of "RCRA Compliance Matters."

Waste Management.  There are two closed hazardous waste units at the Coffeyville refinery and fourteen other solid waste management units in the process of being closed pending state agency approval. There is one closed hazardous waste unit and one active hazardous waste storage tank at the Wynnewood refinery. In addition, one closed interim status hazardous waste land farm located at the now-closed Phillipsburg terminal is under long-term post closure care.

Impacts of Past Manufacturing.  In March 2004, CRRM and Coffeyville Resources Terminal, LLC ("CRT") entered into a Consent Decree ("2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") which required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which required investigation and interim remediation projects. In June 2017, the Coffeyville refinery submitted an amended post-closure permit application to KDHE to complete closure of former hazardous waste management units at the Coffeyville refinery and to perform corrective action at the site. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Phillipsburg terminal continues to implement interim measures to address the investigation’s findings. Further remediation, if ordered necessary by the EPA or the state, will be based on the results of the investigation. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, the Oklahoma Department of Environmental Quality ("ODEQ") and WRC have entered into a consent order requiring further investigations of groundwater conditions and enhancements of existing remediation systems. The Wynnewood refinery has completed the groundwater investigation and ODEQ has approved our corrective action recommendations.

The anticipated investigation and remediation costs through 2021 were estimated, as of December 31, 2017, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2021	Total Estimated Costs Through 2021
	(in millions)
Coffeyville Refinery	$0.1	$—	$—	$0.1
Phillipsburg Terminal	0.3	—	—	0.3
Wynnewood Refinery	—	2.7	0.9	3.6
Total Estimated Costs	$0.4	$2.7	$0.9	$4.0

These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2018, we will spend approximately $7.2 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $2.0 million in 2017 associated with related remediation.

Financial Assurance

We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $3.0 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.3 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $5.6 million and $2.5 million is required by our post-closure care obligations and the 2004 Consent Decree for clean-up costs at the Coffeyville refinery and Phillipsburg terminal, respectively. The $3.0 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.2 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by crude oil or hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. There is no assurance that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or crude oil or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies"), "Flood, Crude Oil Discharge and Insurance" of this Report for discussion of the environmental remediation associated with the discharge of crude oil on July 1, 2007 at the Coffeyville refinery.

Environmental Insurance

We are covered by CVR Energy's site pollution legal liability insurance policy. The policy includes business interruption coverage. The policy insures any location owned, leased, rented or operated by CVR Refining, including the Coffeyville and Wynnewood refineries. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies which include sudden and accidental pollution coverage maintained by CVR Energy. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies are subject to retentions and deductibles and contain discovery requirements, reporting requirements, exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

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

Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies"), "Wynnewood Refinery Incident" of this Report for further discussion of OSHA matters related to the Wynnewood refinery boiler explosion.

Employees

As of December 31, 2017, we employed 959 direct employees. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.

As of December 31, 2017, (i) the Coffeyville refinery employed 353 of our employees, about 66% of whom are covered by a collective bargaining agreement with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions"), which expires in March 2019, (ii) we had 259 employees who work in crude transportation, about 32% of whom are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"), which expires in March 2019 and automatically renews on an annual basis unless a written notice is received sixty days in advance of the relevant expiration date, and (iii) the Wynnewood refinery employed 300 of our employees, about 59% of whom are covered by a collective bargaining agreement with the International Union of Operating Engineers, which expires in June 2021.

We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement among us, CVR Energy and our general partner. Additionally, the Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement and had 10 employees as of December 31, 2017. For more information on these agreements, refer to Part II, Item 8, Note 15 ("Related Party Transactions") of this Report.

Available Information

Our website address is www.cvrrefining.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct and Charters of the Audit Committee and Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

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

We may not have sufficient available cash (which is defined as Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate) each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The board of directors of our general partner may at any time, for any reason, change our cash distribution policy or decide not to make any distribution. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the margins we generate. Please see "— The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to common unitholders" below.

The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our earnings and our ability to pay distributions to common unitholders.

Our financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices tightens, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our results of operations, since the margin between refined product prices and crude oil and other feedstock prices may decrease below the amount needed for us to generate net cash flow sufficient for our needs. The effect of changes in crude oil prices on our results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our earnings, results of operations and ability to pay distributions to common unitholders.

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

The amount of cash we have available for distribution to common unitholders depends primarily on our cash flow and not solely on profitability.

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

Historically, our business performance has been volatile and seasonal. For instance, our results of operations for the second and third quarters are generally higher than our results of operations for the first and fourth quarters, as demand for gasoline products increases due to higher highway traffic and road construction work during the summer months, and demand for diesel fuel decreases somewhat due to decreased agricultural activity in the winter. We expect that our future business performance will be more volatile and seasonal, and that our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. Because our quarterly distributions will significantly correlate to the cash we generate each quarter after payment of our fixed and variable expenses, future quarterly distributions paid to our common unitholders will vary significantly from quarter to quarter and may be zero.

The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all.

Our general partner's current policy is to distribute an amount equal to all of the available cash we generate each quarter to common unitholders of record on a pro rata basis. However, the board of directors of our general partner may change such policy at any time at its discretion and could elect not to make distributions for one or more quarters regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common unitholders.

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

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption policies insure real and personal property, including property located at our refineries and our related crude gathering and logistics assets. There is potential for a common occurrence to impact both the CVR Partners' nitrogen fertilizer plant in Coffeyville, Kansas and the Coffeyville refinery, in which case the insurance limits and applicable sub-limits would apply to all damages combined. These policies are subject to limits, sub-limits, retentions (financial and time-based) and deductibles. The application of these and other policy conditions could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

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

Since December 31, 2009, we have obtained substantially all of our crude oil supply for the Coffeyville refinery, other than the crude oil we gather, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to our Wynnewood refinery. The agreement, which currently extends through December 31, 2018, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of a supply intermediation agreement, our exposure to crude oil pricing risk may increase, despite any hedging activity in which we may engage, and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that we will be able to renew or extend the Vitol Agreement beyond December 31, 2018.

Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

In addition to the crude oil we gather locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, we also purchased additional crude oil to be refined into liquid fuels in 2017. In 2017, our Coffeyville refinery purchased approximately 75,000 to 80,000 bpd of crude oil while our Wynnewood refinery purchased approximately 35,000 to 40,000 bpd of crude oil. Our Wynnewood refinery has historically acquired most of its purchased crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. In 2017, our Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 12%, from Canada. The actual amount of Canadian crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on our ability to make distributions. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

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

The EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like ours are obligated to blend into their finished petroleum products is adjusted annually by the EPA. We are not able to blend the substantial majority of our transportation fuels, so we have to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.

In December 2015, 2016, and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017, and 2018, and the biomass-based diesel volume mandates for 2017, 2018, and 2019, respectively. The volumes included in the EPA's final rules increased each year, but were lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In July 2017, the court vacated the EPA’s decision to reduce the renewable volume obligation for 2016 under one of its waiver authorities, and remanded the rule to the EPA for further reconsideration. The EPA has not yet re-proposed the 2016 renewable volume obligations. The EPA also has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.

We cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions. If the demand for our transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on our business could be material. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations and ability to pay distributions to our common unitholders could be materially adversely affected.

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

We have incurred indebtedness and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions or other purposes;

•	requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions or investments, introducing new technologies or exploiting business opportunities;

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to our common unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our current credit agreements or debt instruments or future credit agreements.

Our debt agreements contain restrictions that will limit our flexibility in operating our business and our ability to make distributions to our common unitholders.
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

We may enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected refined products production. However, our hedging arrangements may fail to fully achieve this objective for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to make distributions to common unitholders.

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

The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to, among other things, institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations also require certain swap participants to comply with, among other things, certain margin requirements and clearing and trade-execution requirements in connection with certain derivative activities. The rulemaking process is still ongoing, and we cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments we may use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.

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

Existing design, operational, and maintenance issues associated with acquisitions may not be identified immediately and may require unanticipated capital expenditures that could adversely impact our financial condition, results of operations, cash flows and ability to make distributions to common unitholders.

Our due diligence associated with acquisitions or joint ventures may result in our assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies, where we may have limited, if any, recourse for cost recovery. Such conditions and deficiencies may not become evident until sometime after cost recovery provisions, if any, have expired.

We must make substantial capital expenditures on our refineries and other facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows, and our ability to make distributions to common unitholders, could be adversely affected.

Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make distributions to our common unitholders. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	unplanned increases in the cost of equipment, materials or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.

Our refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery's most recent turnaround was completed in November 2015 at a total cost of approximately $102.2 million. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016 at a total cost of approximately $31.5 million. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67.4 million. The second phase of the Wynnewood turnaround is expected to occur in 2019. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

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

Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining process, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. For a discussion of environmental laws and regulations and their impact on our business and operations, please see "Business — Environmental Matters."

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

The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our common unitholders. In addition, we may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties.

Three of our facilities, including our Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood refinery, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed (refer to "RCRA Compliance Matters" in Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report). If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The final rule, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. In 2015, the EPA promulgated NSPS for carbon dioxide emissions from electric utilities, although the EPA announced in April 2017 that those NSPS were under review and may be suspended, revised or rescinded. Therefore, we expect that the EPA will not be issuing NSPS to regulate GHG from petroleum refineries at this time but that it may do so in the future.

The current administration has sought to implement a new or modified policy with respect to climate change. For example, the administration announced its intention to withdraw the United States from the Paris Climate Agreement, though the earliest possible effective date of withdrawal for the United States is November 2020. If efforts to address climate change resume, at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our Coffeyville refinery is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations that implement the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it is unclear whether Kansas intends to do so in the future.

Alternatively, the EPA may take further steps to regulate GHG emissions, although at this time it is unclear to what extent the EPA will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process, and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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

Our business depends on significant customers and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and our ability to pay distributions to our common unitholders.

Both the Coffeyville and the Wynnewood refineries have a significant concentration of customers. Our five largest customers represented 39% of our net sales for the year ended December 31, 2017. Our top customer accounted for approximately 19% of our net sales for this same period. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our common unitholders.

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

In connection with the trucking operations conducted by our crude gathering division, we operate as a motor carrier and therefore are subject to regulation by federal and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent fuel-economy regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder or electronic logging devices or limits on vehicle weight and size.

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

In addition, in connection with any potential acquisition or expansion project, we will need to consider whether a business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for federal income tax purposes, we may elect to seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place us in a competitive disadvantage compared to other potential acquirers who do not need to seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for federal income tax purposes, and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to the common unitholders and could likely cause a substantial reduction in the value of our common units.

Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our common unitholders. Our joint ventures involve similar risks. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

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

As of December 31, 2017, approximately 66% of the employees at the Coffeyville refinery, 59% of the employees at the Wynnewood refinery and 32% of the employees who work in crude transportation were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers unionized employees who work in crude transportation) expires in March 2019, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2021. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

Risks Inherent in Our Limited Partnership Structure and Common Units

The board of directors of our general partner has in place a policy to distribute an amount equal to the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.

Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our common unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As such, to the extent we are unable to finance growth externally, our distribution policy will significantly impair our ability to grow. The board of directors of the general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions.

In addition, because of our distribution policy, our growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current common unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our common unitholders.

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

The potential conflicts of interest include, among others, the following:

•
Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy's common stock, including IEP, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our common unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our common unitholders.

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

•
Our partnership agreement provides that our general partner will not have any liability to us or our common unitholders for decisions made in its capacity as general partner so long as it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to our interest.

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

CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public common unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy and IEP, as the indirect owners of our general partner, may not be consistent with those of our public common unitholders.

Common units are subject to our general partner's call right.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public common unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

Our common unitholders have limited voting rights and are not entitled to elect our general partner or our general partner's directors and do not have sufficient voting power to remove our general partner without CVR Energy's consent.

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Common unitholders have no right to elect our general partner or our general partner's board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our common unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our common unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished.

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

Our partnership agreement restricts common unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.

Cost reimbursements due to our general partner and its affiliates will reduce cash available for distribution to our common unitholders.

Prior to making any distribution on our outstanding common units, we will reimburse our general partner for all expenses it incurs on our behalf including, without limitation, our pro rata portion of management compensation and overhead charged by CVR Energy in accordance with our services agreement. The services agreement does not contain any cap on the amount we may be required to pay pursuant to this agreement. The payment of these amounts, including allocated overhead, to our general partner and its affiliates could adversely affect our ability to make distributions to the holders of our common units.

Common unitholders may have liability to repay distributions.

In the event that: (i) we make distributions to our common unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (ii) a common unitholder knows at the time of the distribution of such circumstances, such common unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Act.

Likewise, upon the winding up of the partnership, in the event that (a) we do not distribute assets in the following order: (i) to creditors in satisfaction of their liabilities; (ii) to partners and former partners in satisfaction of liabilities for distributions owed under our partnership agreement; (iii) to partners for the return of their contribution; and finally (iv) to the partners in the proportions in which the partners share in distributions and (b) a common unitholder knows at the time of such circumstances, then such common unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-807 of the Delaware Act.

Our general partner's interest in us and the control of our general partner may be transferred to a third party without common unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our common unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owners of our general partner to transfer their equity interests in our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence the decisions taken by the board of directors and officers of our general partner.

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

Mr. Carl C. Icahn exerts significant influence over the Partnership and his interests may conflict with the interests of the Partnership's public common unitholders.

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

Mr. Icahn's interests may not always be consistent with the Partnership's interests or with the interests of the Partnership's public common unitholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities in industries in which we compete, and there is no requirement that any additional business opportunities be presented to us. We also have and may in the future enter into transactions to purchase goods or services with affiliates of Mr. Icahn. To the extent that conflicts of interest may arise between the Partnership and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Partnership or its public common unitholders.

We may issue additional common units and other equity interests without the approval of our unitholders, which would dilute the existing ownership interests of our common unitholders.

Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•	the proportionate ownership interest of common unitholders immediately prior to the issuance will decrease;

•	the amount of cash distributions on each common unit will decrease;

•	the ratio of our taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit will be diminished; and

•	the market price of the common units may decline.

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

In addition, under our partnership agreement, our general partner and its affiliates have the right to cause us to register their units under the Securities Act and applicable state securities laws. In connection with our initial public offering, we entered into a registration rights agreement with an affiliate of IEP, CVR Refining Holdings and CVR Refining Holdings Sub, LLC, pursuant to which we may be required to register the sale of the common units they hold under the Securities Act and applicable state securities laws. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by an affiliate of IEP, CVR Refining Holdings or CVR Refining Holdings Sub, LLC.

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

Our general partner's board of directors has not established and does not currently intend to establish a nominating/corporate governance committee. Additionally, we could avail ourselves of the additional exemptions available to publicly traded partnerships listed above at any time in the future. Accordingly, common unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service ("IRS") were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our common unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested from the IRS regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distributions to our common unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

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

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be adopted or enacted. Any similar or future legislative or administrative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders' behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if common unitholders do not receive any cash distributions from us, common unitholders will be required to pay taxes on their share of our taxable income, including their share of income from the cancellation of debt.

Our common unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" being allocated to our common unitholders as taxable income without any increase in our cash available for distribution. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a common unitholder sells common units, the common unitholder will recognize a gain or loss equal to the difference between the amount realized and that common unitholder's tax basis in those common units. Because distributions in excess of a common unitholder's allocable share of our net taxable income decrease such common unitholder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a common unitholder sells will, in effect, become taxable income to a common unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price such common unitholder receives is less than its original cost for such common units. In addition, because the amount realized includes a common unitholder's share of our nonrecourse liabilities, if a common unitholder sells its common units, a common unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a common unitholder’s sale of our common units, whether or not representing gain, may be taxed as ordinary income to such common unitholder due to potential recapture items, including depreciation recapture.  Thus, a common unitholder may recognize both ordinary income and capital loss from the sale of common units if the amount realized on a sale of such common units is less than such common unitholder’s adjusted basis in the common units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which a common unitholder sells its common units, such common unitholder may recognize ordinary income from our allocations of income and gain to such common unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. Common Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a common unitholder's tax returns.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.

A common unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered to have disposed of those common units. If so, such common unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a common unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the common unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the common unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the common unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Our common unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and/or conduct business in the states of Arkansas, Colorado, Iowa, Kansas, Missouri, Nebraska, Oklahoma, Texas and South Dakota. These states, other than Texas and South Dakota, currently impose a personal income tax on individuals. These states, other than South Dakota, also impose income taxes on corporations and other entities. Common unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our common unitholders' responsibility to file all United States federal, foreign, state and local income tax returns.

Item 1B.    Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.    Properties

The following table contains certain information regarding our principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	380	Own	Oil refinery and office buildings
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
Montgomery County, KS (Coffeyville Station)	30	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Cowley County, KS (Hooser Station)	70	Own	Crude oil storage
Cushing, OK	138	Own	Crude oil storage

Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas. We also have an administrative office in Kansas City, Kansas. The offices in Sugar Land and Kansas City are leased by CVR Energy and we will pay a pro rata share of the rent on those offices. We believe that our facilities, together with CVR Energy's leased facilities, are sufficient for our operating needs.

As of December 31, 2017, we own crude oil storage capacity of approximately (i) 1.5 million barrels supporting the gathering system and Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing, Oklahoma. We also lease additional crude oil storage capacity of approximately 2.3 million barrels in Cushing and 0.2 million barrels in Duncan, Oklahoma. In addition to crude oil storage, we own over 4.6 million barrels of combined refined products and feedstocks storage capacity.

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

Item 3.    Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 12 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol "CVRR" and commenced trading on January 17, 2013. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common units for our two most recent fiscal years:

2017	High	Low
First Quarter	$12.55	$9.03
Second Quarter	10.60	8.28
Third Quarter	10.10	6.70
Fourth Quarter	16.75	9.65

2016	High	Low
First Quarter	$20.25	$10.17
Second Quarter	13.25	7.33
Third Quarter	11.25	5.50
Fourth Quarter	11.00	6.45

Holders of Record

As of February 20, 2018, there were 9 holders of record of our common units. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Cash Distribution Policy

Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low earnings, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in our refining margins. Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and the partnership agreement does not require us to make distributions at all. See Part II, Item 8, Note 9 ("Partners’ Capital and Partnership Distributions") of this Report for additional information.

On February 21, 2018, the board of directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2017 to the Partnership's unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 12, 2018 to unitholders of record at the close of business on March 5, 2018.

Our ability to make distributions is limited by our Amended and Restated ABL Credit Facility and the indenture governing the 2022 Notes. See Part II, Item 8, Note 8 ("Long-Term Debt") of this Report for a discussion of those limitations.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common units during the fiscal quarter ended December 31, 2017.

Item 6.    Selected Financial Data

You should read the selected historical consolidated financial data presented below in conjunction with, and the selected historical consolidated and combined financial data presented below is qualified in its entirety by reference to, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2014 and 2013, and the selected consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2015, 2014 and 2013 is derived from our audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per unit data)
Statements of Operations Data
Net sales	$5,664.2	$4,431.3	$5,161.9	$8,829.7	$8,683.5
Cost of materials and other	4,804.7	3,759.2	4,143.6	8,013.4	7,526.7
Direct operating expenses(1)	443.8	393.4	478.5	416.0	361.7
Flood insurance recovery	—	—	(27.3)	—	—
Depreciation and amortization	129.3	126.3	128.0	120.9	113.9
Cost of sales	5,377.8	4,278.9	4,722.8	8,550.3	8,002.3
Selling, general and administrative expenses(1)	78.8	71.9	75.2	70.6	77.8
Depreciation and amortization	3.8	2.7	2.2	1.6	0.4
Operating income	203.8	77.8	361.7	207.2	603.0
Interest expense and other financing costs	(47.2)	(43.4)	(42.6)	(34.2)	(44.1)
Interest income	0.5	0.1	0.4	0.3	0.4
Gain (loss) on derivatives, net	(69.8)	(19.4)	(28.6)	185.6	57.1
Loss on extinguishment of debt	—	—	—	—	(26.1)
Other income (expense), net	1.5	0.2	0.3	(0.2)	0.1
Income before income tax expense	88.8	15.3	291.2	358.7	590.4
Income tax expense	—	—	—	—	—
Net income	$88.8	$15.3	$291.2	$358.7	$590.4

Available cash for distribution(2)	$204.2	$0.3	$402.0	$421.5	$546.0
Net income subsequent to initial public offering (January 23, 2013 through December 31, 2013)					$512.6
Net income per common unit – basic and diluted	$0.60	$0.10	$1.97	$2.43	$3.47

Weighted average common units outstanding:
Basic and Diluted	147.6	147.6	147.6	147.6	147.6

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$173.8	$314.1	$187.3	$370.2	$279.8
Working capital	217.5	313.7	297.5	503.6	656.0
Total assets	2,269.9	2,331.9	2,189.0	2,410.7	2,525.3
Total debt, including current portion	540.6	541.5	573.8	574.3	574.7
Total partners' capital/divisional equity	1,246.8	1,296.7	1,281.4	1,450.1	1,522.1
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$177.9	$267.8	$473.7	$715.8	$601.0
Investing activities	(176.1)	(107.9)	(194.7)	(191.2)	(204.4)
Financing activities	(142.1)	(33.1)	(461.9)	(434.2)	(269.9)
Net increase (decrease) in cash and cash equivalents	$(140.3)	$126.8	$(182.9)	$90.4	$126.7

Capital expenditures for property, plant and equipment	$99.7	$102.3	$194.7	$191.3	$204.5

(1)	Amounts are shown exclusive of depreciation and amortization, which amounts are presented separately below direct operating expenses and selling, general and administrative expenses.

(2)
Available cash for distribution will generally equal Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income (loss), as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure. For the year ended December 31, 2013, available cash for distribution is calculated for the period beginning at the closing of our Initial Public Offering (January 23, 2013 through December 31, 2013).

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" and contained elsewhere in this Report. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the price volatility of crude oil, other feedstocks and refined products, and variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	our ability in the future to obtain an adequate crude oil supply pursuant to supply agreements or at all;

•	our continued access to crude oil and other feedstock and refined products pipelines;

•	the level of competition from other petroleum refiners;

•	changes in our credit profile;

•	potential operating hazards from accidents, fire, severe weather, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime;

•	our continued ability to secure RINs, as well as environmental and other governmental permits necessary for the operation of our business;

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

Overview and Executive Summary

We are an independent downstream energy limited partnership with refining and related logistics assets that operates in Group 3 of the PADD II region of the United States. We were formed by CVR Energy in September 2012 in order to own and operate petroleum and auxiliary businesses as a limited partnership. Refer to Part I, Item 1, Business, of this Report for a discussion of our business.

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

As of December 31, 2017, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership’s general partner, CVR Refining GP, which holds a non-economic general partner interest.

Major Influences on Results of Operations

Our earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in first-out ("FIFO") accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

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

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 12 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the RFS.

The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we currently estimate that the total cost of RINs will be approximately $200.0 million for the year ending December 31, 2018.

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

Although the 2-1-1 crack spread is a benchmark for our refining margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refining margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. Our consumed crude oil cost discount to WTI for 2017 was $0.29 per barrel compared to consumed crude oil cost discounts of $1.58 per barrel in 2016 and $1.12 per barrel in 2015.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2017, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $12.3 million.

Because crude oil and other feedstocks and refined products are commodities, we have no control over the changing market. Therefore, the lower target inventory we are able to maintain significantly reduces the impact of commodity price volatility on our petroleum product inventory position relative to other refiners. Our target inventory position is generally not hedged. To the extent our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the NYMEX. Our hedging activities carry customary time, location and product grade basis risks generally associated with hedging activities. Because most of our titled inventory is valued under the FIFO costing method, price fluctuations on our target level of titled inventory have a major effect on our financial results from period to period.

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery's most recent turnaround was completed in November 2015 at a total cost of approximately $102.2 million. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016 at a total cost of approximately $31.5 million. The next turnaround scheduled for the Wynnewood refinery is being performed as a two-phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67.4 million. The second phase of the Wynnewood turnaround is expected to occur in 2019. Turnaround expenses associated with the second phase of the Wynnewood turnaround are estimated to be approximately $25.0 million. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

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

These intercompany agreements include (i) the pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners; (v) a cross-easement agreement, which grants easements to both parties for operational facilities, pipelines, equipment, access, and water rights; (vi) a hydrogen purchase and sale agreement; and (vii) an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville refinery and the nitrogen fertilizer plant. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Part II, Item 8, Note 15 ("Related Party Transactions") for additional information.

Joint Ventures

Refer to Part II, Item 8, Note 6 ("Equity Method Investments") of this Report for additional information.

Crude Oil Supply Agreement

Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report for information on the crude oil supply agreement.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Loss on derivatives, net	69.8	19.4	28.6
Major scheduled turnaround expenses(1)	80.4	31.5	102.2
Flood insurance recovery(2)	—	—	(27.3)
_______________________________________

(1)	Represents expense associated with major scheduled turnaround activities performed at our Coffeyville and Wynnewood refineries.

(2)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies"), of this Report for further details.

Distributions to CVR Refining Unitholders

Refer to Part II, Item 8, Note 9 ("Partners’ Capital and Partnership Distributions") of this Report for a summary of our distribution policy and the cash distributions paid to our unitholders during years ended December 31, 2017 and 2016.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following tables below provide an overview of our results of operations, relevant market indicators and key operating statistics for the years ended December 31, 2017, 2016 and 2015.

Net sales consist principally of sales of refined fuel, and are mainly affected by crude oil and refined product prices, changes to the input mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, versus lower value finished products, such as pet coke.

Industry-wide petroleum results are driven and measured by the relationship, or margin, between refined products and the prices for crude oil referred to as crack spreads. See " — Major Influences on Results of Operations." We discuss our results of petroleum operations in the context of per barrel consumed crack spreads and the relationship between net sales and cost of materials and other. Refining margin is a measurement calculated as the difference between net sales and cost of materials and other.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Consolidated Statements of Operations Data
Net sales	$5,664.2	$4,431.3	$5,161.9
Operating costs and expenses:
Cost of materials and other	4,804.7	3,759.2	4,143.6
Direct operating expenses(1)(2)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Depreciation and amortization	129.3	126.3	128.0
Cost of sales	5,377.8	4,278.9	4,750.1
Flood insurance recovery	—	—	(27.3)
Selling, general and administrative expenses(1)	78.8	71.9	75.2
Depreciation and amortization	3.8	2.7	2.2
Operating income	203.8	77.8	361.7
Interest expense and other financing costs	(47.2)	(43.4)	(42.6)
Interest income	0.5	0.1	0.4
Loss on derivatives, net	(69.8)	(19.4)	(28.6)
Other income, net	1.5	0.2	0.3
Income before income tax expense	88.8	15.3	291.2
Income tax expense	—	—	—
Net income	$88.8	$15.3	$291.2

Gross profit(3)	$286.4	$152.4	$439.1
Refining margin(4)	$859.5	$672.1	$1,018.3
Adjusted EBITDA(5)	$372.6	$222.8	$602.0
Available cash for distribution(6)	$204.2	$0.3	$402.0

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$3.83	$2.10	$6.23
Refining margin(4)	11.50	9.27	14.45
FIFO impact, (favorable) unfavorable	(0.40)	(0.72)	0.86
Refining margin adjusted for FIFO impact(4)	11.10	8.55	15.31
Direct operating expenses and major scheduled turnaround expenses(1)(2)	5.94	5.43	6.79
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(7)	$5.55	$5.08	$6.40
Barrels sold (barrels per day)(7)	218,912	211,643	204,708

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	194,613	89.8	177,256	84.8	176,097	86.0
Medium	—	—	2,525	1.2	2,460	1.2
Heavy sour	10,135	4.7	18,261	8.7	14,520	7.1
Total crude oil throughput	204,748	94.5	198,042	94.7	193,077	94.3
All other feedstocks and blendstocks	12,032	5.5	11,077	5.3	11,672	5.7
Total throughput	216,780	100.0	209,119	100.0	204,749	100.0
Production:
Gasoline	110,226	50.7	108,762	51.9	99,961	48.5
Distillate	90,409	41.6	85,092	40.6	85,953	41.7
Other (excluding internally produced fuel)	16,818	7.7	15,751	7.5	20,074	9.8
Total refining production (excluding internally produced fuel)	217,453	100.0	209,605	100.0	205,988	100.0
Product price (dollars per gallon):
Gasoline	$1.59		$1.34		$1.61
Distillate	1.66		1.36		1.62

	Year Ended December 31,
	2017	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$50.85	$43.47	$48.76
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.97	0.85	(0.28)
WTI less WCS (heavy sour)	12.69	13.95	13.20
NYMEX Crack Spreads:
Gasoline	17.46	15.42	19.89
Heating Oil	18.93	13.89	20.93
NYMEX 2-1-1 Crack Spread	18.19	14.66	20.41
PADD II Group 3 Product Basis:
Gasoline	(1.83)	(3.62)	(2.12)
Ultra Low Sulfur Diesel	(0.50)	(0.92)	(2.02)
PADD II Group 3 Product Crack Spread:
Gasoline	15.63	11.82	17.76
Ultra Low Sulfur Diesel	18.42	12.96	18.91
PADD II Group 3 2-1-1	17.03	12.39	18.34

(1)	Amounts are shown exclusive of depreciation and amortization.

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

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$5,664.2	$4,431.3	$5,161.9
Cost of materials and other	4,804.7	3,759.2	4,143.6
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	129.3	126.3	128.0
Gross profit	286.4	152.4	439.1
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	129.3	126.3	128.0
Refining margin	859.5	672.1	1,018.3
FIFO impact, (favorable) unfavorable	(29.6)	(52.1)	60.3
Refining margin adjusted for FIFO impact	$829.9	$620.0	$1,078.6

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	204,748	198,042	193,077
Days in the period	365	366	365
Total crude oil throughput barrels	74,733,020	72,483,372	70,473,105

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$859.5	$672.1	$1,018.3
Divided by: crude oil throughput barrels	74.7	72.5	70.5
Refining margin per crude oil throughput barrel	$11.50	$9.27	$14.45

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$829.9	$620.0	$1,078.6
Divided by: crude oil throughput barrels	74.7	72.5	70.5
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$11.10	$8.55	$15.31

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before (i) interest expense and other financing costs, net of interest income; (ii) income tax expense; and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable; (ii) share-based compensation, non-cash; (iii) loss on extinguishment of debt; (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and Adjusted EBITDA); (v) (gain) loss on derivatives, net; (vi) current period settlements on derivative contracts; and (vii) flood insurance recovery.

We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. We believe that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended December 31, 2017 and the years ended December 31, 2017, 2016 and 2015:

	Three Months Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015
	(in millions)
	(unaudited)
Net income (loss)	$(29.0)	$88.8	$15.3	$291.2
Add:
Interest expense and other financing costs, net of interest income	11.9	46.7	43.3	42.2
Income tax expense	—	—	—	—
Depreciation and amortization	33.6	133.1	129.0	130.2
EBITDA	16.5	268.6	187.6	463.6
Add:
FIFO impact, (favorable) unfavorable(a)	(30.4)	(29.6)	(52.1)	60.3
Share-based compensation, non-cash	—	—	—	0.6
Major scheduled turnaround expenses(b)	43.0	80.4	31.5	102.2
Loss on derivatives, net	65.0	69.8	19.4	28.6
Current period settlements on derivative contracts(c)	(17.7)	(16.6)	36.4	(26.0)
Flood insurance recovery(d)	—	—	—	(27.3)
Adjusted EBITDA	$76.4	$372.6	$222.8	$602.0

(a)
FIFO is our basis for determining inventory value under GAAP. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.

(b)	Represents expense associated with major scheduled turnaround activities at the Coffeyville and Wynnewood refineries.

(c)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(d)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part II, Item 8, Note 12 ("Commitments and Contingencies") of this Report for further details.

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

A reconciliation of Adjusted EBITDA to Available cash for distribution for the three months and year ended December 31, 2017 is as follows:

	Three Months Ended December 31, 2017	Year Ended December 31, 2017
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$76.4	$372.6
Adjustments:
Less:
Cash needs for debt service	(10.0)	(40.0)
Reserves for environmental and maintenance capital expenditures	(25.0)	(103.1)
Reserves for major scheduled turnaround expenses	—	(45.0)
Reserves for future operating needs	—	(54.5)
Add:
Release of previously established cash reserves	24.2	74.2
Available cash for distribution	$65.6	$204.2
Distribution declared, per common unit	$0.45	$1.39
Common units outstanding	147.6	147.6

(7)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$3,867.8	$2,948.9	$3,220.6
Cost of materials and other	3,285.8	2,513.9	2,626.1
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	209.5	196.4	209.1
Major scheduled turnaround expenses	—	31.5	102.2
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	71.5	69.7	72.1
Gross profit	301.0	137.4	238.4
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	209.5	227.9	311.3
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	71.5	69.7	72.1
Refining margin	582.0	435.0	594.5
FIFO impact, (favorable) unfavorable	(20.2)	(37.8)	38.0
Refining margin adjusted for FIFO impact	$561.8	$397.2	$632.5

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$6.27	$3.03	$5.77
Refining margin(1)	$12.12	$9.57	$14.37
FIFO impact, (favorable) unfavorable	$(0.42)	$(0.83)	$0.92
Refining margin adjusted for FIFO impact(1)	$11.70	$8.74	$15.29
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.36	$5.02	$7.53
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.00	$4.54	$6.92
Barrels sold (barrels per day)	143,598	137,047	123,279

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	121,434	86.4	104,679	78.9	96,727	79.5
Medium	—	—	1,229	0.9	2,058	1.7
Heavy sour	10,135	7.2	18,261	13.8	14,520	11.9
Total crude oil throughput	131,569	93.6	124,169	93.6	113,305	93.1
All other feedstocks and blendstocks	9,058	6.4	8,453	6.4	8,400	6.9
Total throughput	140,627	100.0	132,622	100.0	121,705	100.0
Production:
Gasoline	71,915	50.4	69,303	51.4	57,815	46.5
Distillate	59,593	41.7	55,790	41.4	53,136	42.7
Other (excluding internally produced fuel)	11,335	7.9	9,756	7.2	13,503	10.8
Total refining production (excluding internally produced fuel)	142,843	100.0	134,849	100.0	124,454	100.0

(1)
The calculation of refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	131,569	124,169	113,305
Days in the period	365	366	365
Total crude oil throughput barrels	48,022,685	45,445,854	41,356,325

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$582.0	$435.0	$594.5
Divided by: crude oil throughput barrels	48.0	45.4	41.4
Refining margin per crude oil throughput barrel	$12.12	$9.57	$14.37

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$561.8	$397.2	$632.5
Divided by: crude oil throughput barrels	48.0	45.4	41.4
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$11.70	$8.74	$15.29

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$1,792.1	$1,478.0	$1,936.9
Cost of materials and other	1,519.7	1,245.4	1,516.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	153.9	165.5	166.2
Major scheduled turnaround expenses	80.4	—	—
Depreciation and amortization	51.7	50.7	50.2
Gross profit (loss)	(13.6)	16.4	204.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	234.3	165.5	166.2
Depreciation and amortization	51.7	50.7	50.2
Refining margin	272.4	232.6	420.6
FIFO impact, (favorable) unfavorable	(9.4)	(14.2)	22.3
Refining margin adjusted for FIFO impact	$263.0	$218.4	$442.9

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$(0.51)	$0.61	$7.01
Refining margin(1)	$10.20	$8.60	$14.44
FIFO impact, (favorable) unfavorable	$(0.35)	$(0.53)	$0.77
Refining margin adjusted for FIFO impact(1)	$9.85	$8.07	$15.21
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$8.77	$6.12	$5.71
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$8.52	$6.06	$5.59
Barrels sold (barrels per day)	75,314	74,596	81,429

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	73,179	96.1	72,577	94.9	79,370	95.6
Medium	—	—	1,296	1.7	402	0.5
Heavy sour	—	—	—	—	—	—
Total crude oil throughput	73,179	96.1	73,873	96.6	79,772	96.1
All other feedstocks and blendstocks	2,974	3.9	2,624	3.4	3,272	3.9
Total throughput	76,153	100.0	76,497	100.0	83,044	100.0
Production:
Gasoline	38,311	51.3	39,459	52.8	42,146	51.7
Distillate	30,816	41.3	29,302	39.2	32,817	40.2
Other (excluding internally produced fuel)	5,483	7.4	5,995	8.0	6,571	8.1
Total refining production (excluding internally produced fuel)	74,610	100.0	74,756	100.0	81,534	100.0

(1)
The calculation of refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	73,179	73,873	79,772
Days in the period	365	366	365
Total crude oil throughput barrels	26,710,335	27,037,518	29,116,780

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$272.4	$232.6	$420.6
Divided by: crude oil throughput barrels	26.7	27.0	29.1
Refining margin per crude oil throughput barrel	$10.20	$8.60	$14.44

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$263.0	$218.4	$442.9
Divided by: crude oil throughput barrels	26.7	27.0	29.1
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$9.85	$8.07	$15.21

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales.  Net sales were $5,664.2 million for the year ended December 31, 2017, compared to $4,431.3 million for the year ended December 31, 2016. The increase of $1,232.9 million was largely the result of higher sales prices for our transportation fuels and by-products. Our average sales price per gallon for the year ended December 31, 2017 for gasoline of $1.59 and distillate of $1.66 increased by approximately 18.7% and 22.1%, respectively, as compared to the year ended December 31, 2016. Overall sales volume increased approximately 4.7% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Sales volumes increased in 2017 as a result of 2016 volumes being significantly impacted by the second phase of major scheduled turnaround completed at our Coffeyville refinery. Also contributing to the increase in sales was an increase in products purchased for resale for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	44.3	$66.90	$2,966.8	42.6	$56.16	$2,390.8	1.7	$576.0	$476.3	$99.7
Distillate	34.4	$69.71	$2,399.8	32.4	$56.99	$1,844.3	2.0	$555.5	$438.0	$117.5

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Materials and Other.  Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, RINs and transportation and distribution costs. Cost of materials and other was $4,804.7 million for the year ended December 31, 2017, compared to $3,759.2 million for the year ended December 31, 2016. The increase of $1,045.5 million was primarily the result of an increase in the cost of consumed crude and purchased products for resale. The increase in consumed crude oil cost was due to an increase in crude oil prices. The WTI benchmark crude oil price increased approximately 17.0% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our average cost per barrel of crude oil consumed for the year ended December 31, 2017 was $50.63 compared to $41.99 for the year ended December 31, 2016, an increase of approximately 20.6%. Our crude oil throughput volume increased by approximately 3.1% for the year ended December 31, 2017 as compared to the equivalent period in 2016 due primarily to the major scheduled turnaround completed at our Coffeyville refinery in the first quarter of 2016. Sales volumes of refined fuels increased by approximately 4.7% during the same period.

The impact of FIFO accounting also impacted cost of materials and other during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2017 and 2016, we had a favorable FIFO inventory impact of $29.6 million compared to a favorable FIFO inventory impact of $52.1 million, respectively.

Refining margin per barrel of crude oil throughput increased to $11.50 for the year ended December 31, 2017 from $9.27 for the year ended December 31, 2016. Refining margin adjusted for FIFO impact was $11.10 per crude oil throughput barrel for the year ended December 31, 2017, as compared to $8.55 per crude oil throughput barrel for the year ended December 31, 2016. Gross profit per barrel increased to $3.83 for the year ended December 31, 2017, as compared to gross profit per barrel of $2.10 in the equivalent period in 2016. The increase in refining margin and gross profit per barrel was primarily due to the improvement in product margins. The benchmark 2-1-1 crack spread improved to $18.19 per barrel for the year ended December 31, 2017 from $14.66 per barrel for the year ended December 31, 2016. Also contributing to increase in refining margin and gross profit per barrel was the improvement in the Group 3 gasoline basis to NYMEX gasoline to ($1.83) per barrel for the year ended December 31, 2017 as compared to ($3.62) per barrel in the comparable period in 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $443.8 million for the year ended December 31, 2017, compared to direct operating expenses and major scheduled turnaround expenses of $393.4 million for the year ended December 31, 2016. The increase of $50.4 million was the result of higher costs for the first phase of major scheduled turnaround activities performed at our Wynnewood refinery in 2017 as compared to the second phase of major scheduled turnaround activities completed at our Coffeyville refinery in 2016 ($48.9 million) and higher utilities costs ($8.4 million). These increases were partially offset by a decrease in repair and maintenance costs ($7.1 million). Utilities costs increased primarily due to a 28.1% increase in our natural gas cost per MMBTU and a 15.3% increase in our electricity cost per KWH. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2017 increased to $5.94 per barrel as compared to $5.43 per barrel for the year ended December 31, 2016. The increase in the direct operating expenses per barrel of crude oil throughput was primarily a function of higher overall expenses.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $78.8 million for the year ended December 31, 2017, as compared to $71.9 million for the year ended December 31, 2016. The increase of $6.9 million over the comparable period was primarily due to an increase in share-based compensation expense as a result of higher unit prices of CVR Refining in 2017.

Operating Income.  Operating income was $203.8 million for the year ended December 31, 2017, as compared to operating income of $77.8 million for the year ended December 31, 2016. The increase of $126.0 million was the result of an increase in refining margin ($187.4 million) due to higher sales prices for our transportation fuels and by-products which was partially offset by increases in direct operating expenses ($50.4 million), depreciation and amortization ($4.1 million) and selling, general and administrative expenses ($6.9 million).

Interest Expense.  Interest expense for the year ended December 31, 2017 was $47.2 million as compared to interest expense of $43.4 million for the year ended December 31, 2016. The increase of $3.8 million resulted primarily from increased LIBOR rates for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Loss on Derivatives, net.  For the year ended December 31, 2017, we recorded a $69.8 million net loss on derivatives compared to a $19.4 million net loss on derivatives for the year ended December 31, 2016. This change was primarily due to an increase in open derivative positions to 14.3 million barrels as of December 31, 2017 as compared to 4.0 million barrels as of December 31, 2016 and changes in the benchmark 2-1-1 crack spread, which resulted in a $38.3 million net loss. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production. In addition, we had open forward purchase and sale commitments of 5.8 million barrels of Canadian crude oil priced at fixed differentials, which resulted in a $26.0 million unrealized net loss as of December 31, 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

Cash Balance and Other Liquidity

As of December 31, 2017, we had cash and cash equivalents of $173.8 million. Working capital at December 31, 2017 was $217.5 million, consisting of $699.8 million in current assets and $482.3 million in current liabilities. Working capital at December 31, 2016 was $313.7 million, consisting of $803.6 million in current assets and $489.9 million in current liabilities. Additionally, as of February 20, 2018, we had cash and cash equivalents of approximately $186.0 million.

Borrowing Activities

2022 Notes.  The Partnerhsip's $500.0 million aggregate principal amount of 6.5% Second Lien Senior Notes due 2022 are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis.

The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2019; and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest. Prior to November 1, 2017, some or all of the 2022 Notes were able to have been redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest.

In the event of a "change of control," the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (i) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (ii) liquidation or dissolution of Refining LLC, or (iii) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the member interest of Refining LLC.

See Part II, Item 8, Note 8 ("Long-Term Debt") of this Report for additional information on the 2022 Notes, including a description of the covenants contained therein. We were in compliance with the covenants as of December 31, 2017.

Amended and Restated Asset Based (ABL) Credit Facility.  On November 14, 2017, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amendment amends certain provisions of the Amended and Restated ABL Credit Agreement, dated December 20, 2012, by and among Wells Fargo, the group of lenders party thereto and the Credit Parties (the “Existing Credit Agreement” and as amended by the Amendment, the “Amended and Restated ABL Credit Facility”), which was otherwise scheduled to mature in December 2017. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes. The Amended and Restated Credit Facility matures in November 2022.

As of February 20, 2018, we had $359.1 million available under the Amended and Restated ABL Credit Facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

See Part II, Item 8, Note 8 ("Long-Term Debt") of this Report for additional information on the Amended and Restated ABL Credit Facility, including a description of the covenants contained therein. We were in compliance with the covenants as of December 31, 2017.

Intercompany Credit Facility.  On January 23, 2013, we entered into a new $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender to be used to fund growth capital expenditures. On October 29, 2014, we entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million. In conjunction with the Amended and Restated ABL Credit Facility extension in 2017, we reviewed the needs of the intercompany credit facility and decided to lower the borrowing capacity back to the original level of $150.0 million effective December 1, 2017. The intercompany credit facility matures in January 2019.

As of February 20, 2018, we had $150.0 million available under the intercompany credit facility.

See Part II, Item 8, Note 8 ("Long-Term Debt") of this Report for additional information on the Intercompany Credit Facility including a description of the covenants contained therein. We were in compliance with the covenants as of December 31, 2017.

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

The following table summarizes our total actual capital expenditures for 2017 and current estimated capital expenditures in 2018 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2017 Actual	2018 Estimate
	(in millions)
	(unaudited)
Coffeyville refinery:
Maintenance	$36.9	$75.0
Growth	3.0	10.0
Coffeyville refinery total capital spending	39.9	85.0
Wynnewood refinery
Maintenance	38.1	65.0
Growth	4.0	25.0
Wynnewood refinery total capital spending	42.1	90.0
Other Petroleum:
Maintenance	2.7	15.0
Growth	15.0	10.0
Other petroleum total capital spending	17.7	25.0
Total capital spending	$99.7	$200.0

On December 1, 2017, we acquired the Cushing to Ellis crude oil pipeline system from Plains All American Pipeline, L.P. ("Plains") for $15.0 million, which amount is included in other petroleum growth capital spending in the table above. The approximately 100-mile, 8- and 10-inch pipeline system links CVR Refining's Wynnewood, Oklahoma, refinery to Cushing.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$177.9	$267.8	$473.7
Investing activities(1)	(176.1)	(107.9)	(194.7)
Financing activities	(142.1)	(33.1)	(461.9)
Net increase (decrease) in cash and cash equivalents	$(140.3)	$126.8	$(182.9)

(1)
Investing activities for the year ended December 31, 2017 includes the acquisition of the Cushing to Ellis crude oil pipeline system totaling $15.0 million and equity method investments in the Midway joint venture of $76.0 million.

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the year ended December 31, 2017 were approximately $177.9 million. The positive cash flow from operating activities generated over this period was primarily driven by non-cash depreciation and amortization of $134.9 million, net income of $88.8 million, loss on derivatives of $69.8 million, net cash flows for trade working capital of $17.2 million and share-based compensation of $13.2 million partially offset by net cash outflows from other working capital of $127.8 million and loss on current period settlements on derivative contracts of $16.6 million. The net cash inflow from trade working capital was attributable to an increase in accounts payable of $88.7 million and partially offset by an increase in inventory of $40.1 million and accounts receivable of $31.4 million. The increase in accounts payable was primarily associated with an increase in lease crude payables due to increased activity and pricing. The increase in inventories was primarily attributable to increased pricing for gasoline, distillates and crude oil. The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates coupled with higher volumes. The net cash outflow from other working capital was primarily due to an decrease in other current liabilities of $161.5 million partially offset by an decrease in prepaid expenses and other current assets of $33.7 million. The decrease in other current liabilities was primarily attributable to a decrease in the biofuel blending obligation as a result of an increase in the volume of purchased RINs to fulfill the requirements under the RFS, partially offset by an increase in unrealized loss on open derivative positions and forward purchase commitments. The decrease in prepaid expense was primarily related to a decrease in crude barrels in-transit, a decrease in western Canadian select sales and a decrease in prepaid pipeline capacity.

Net cash flows provided by operating activities for the year ended December 31, 2016 were approximately $267.8 million. The positive cash flow from operating activities generated over this period was primarily driven by other working capital of $165.8 million, non-cash depreciation and amortization of $130.9 million, current period settlements of derivative contracts of $36.4 million, net loss on derivatives of $19.4 million and $15.3 million of net income, partially offset by cash outflows of $104.9 million for trade working capital. The cash inflow from other working capital of $165.8 million was primarily due to an increase in other current liabilities ($170.6 million) offset by an increase in prepaid expense ($4.8 million). The large increase in other current liabilities was primarily attributable to an increase in our biofuel blending obligation to fulfill the requirements under the RFS, as a result of increased RINs obligation associated with increased RINs prices during the year ended December 31, 2016. The net cash outflow for trade working capital was attributable to an increase in accounts receivable ($49.4 million) and inventory ($38.5 million) and a decrease in accounts payable ($17.0 million). The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates, as well as higher volume. The increase in inventories was also primarily attributable to increase pricing for both gasoline and distillates, as well as higher crude oil pricing. The decrease in accounts payables was primarily associated with the turnaround at our Coffeyville refinery which was completed during the first quarter of 2016.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $176.1 million compared to $107.9 million for the year ended December 31, 2016. The increase in cash used in investing activities was the result of a $76.0 million contribution to the Midway joint venture and $15.0 million related to the acquisition of the Cushing to Ellis pipeline system, partially offset by a $17.6 million decrease in capital expenditures for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in capital expenditures primarily resulted from a $35.8 million decrease in capital expenditures at the Coffeyville refinery, a $2.8 million decrease in capital expenditures for other petroleum projects, offset by a $21.0 million increase in capital expenditures at the Wynnewood refinery.

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

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was approximately $142.1 million. The net cash used in financing activities for the year ended December 31, 2017 was primarily attributable to distributions to our common unitholders of $138.7 million (including $96.9 million to affiliates), capital lease payments of $1.8 million and deferring financing cost payments of $1.6 million related to the extension of the Amended and Restated ABL Credit Facility.

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

As of and for the year ended December 31, 2017, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility. As of December 31, 2017, the Partnership had no borrowings outstanding under the intercompany credit facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2017 relating to contractual obligations and other commercial commitments for the five-year period following December 31, 2017 and thereafter.

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$500.0	$—	$—	$—	$—	$500.0	$—
Operating leases(2)	1.4	0.6	0.4	0.1	0.1	—	0.2
Capital lease obligations(3)	45.0	2.1	2.3	2.6	2.9	3.1	32.0
Unconditional purchase obligations(4)	1,061.7	140.7	113.5	96.9	87.7	82.7	540.2
Environmental liabilities(5)	4.0	2.9	1.1	—	—	—	—
Interest payments(6)	188.9	36.9	36.7	36.4	36.2	30.5	12.2
Total	$1,801.0	$183.2	$154.0	$136.0	$126.9	$616.3	$584.6
Other Commercial Commitments
Standby letters of credit(7)	$28.4	$—	$—	$—	$—	$—	$—

(1)	Consists of the 2022 Notes as of December 31, 2017.

(2)	We lease various facilities and equipment, including real property, under operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for two leases associated with pipelines and storage and terminal equipment at the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments related to our biofuels blending obligation and (c) approximately $698.6 million payable ratably over 13 years pursuant to petroleum transportation service agreements between our subsidiary, CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and Wynnewood, Oklahoma. We also are required to make payments with respect to other environmental liabilities, which are not contractual obligations but which would be necessary for our continued operations. See Item 1. "Business — Environmental Matters."

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligation as of December 31, 2017.

(7)
Standby letters of credit issued against the Amended and Restated ABL Credit Facility include $0.3 million of letters of credit issued in connection with environmental liabilities, $26.5 million in letters of credit to secure transportation services for crude oil and a $1.6 million letter of credit issued to guarantee a portion of our insurance policy.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Report. Our critical accounting policies, which are listed below, could materially affect the amounts recorded in our consolidated financial statements.

•Estimated lives used in computing depreciation for property, plant and equipment
•Impairment of long-lived assets
•Derivative instruments and fair value of financial instruments
•Share-based compensation
•Allocation of costs

Refer to Note 2 ("Summary of Significant Accounting Policies") to Part II, Item 8 of this Report for a discussion of these accounting policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. None of our market risk sensitive instruments are held for trading purposes.

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

From time to time, we also hold various NYMEX positions through a third-party clearing house. At December 31, 2017, we had no open commodity positions. At December 31, 2017, our account balance maintained at the third-party clearing house totaled approximately $1.4 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2017 resulted in loss on derivatives, net of approximately $0.5 million.

We enter into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, we may enter into price and basis swaps in order to fix the price on a portion of our commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2017 we had open commodity swaps instruments consisting of 7.1 million barrels of 2-1-1 crack spreads, 3.6 million barrels of distillate crack spreads and 3.6 million barrels of gasoline crack spreads. Additionally, as of December 31, 2017, we had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at December 31, 2017. A change of $1.00 per barrel in the fair value of the benchmark would result in an increase or decrease in the related fair values of commodity instruments of $17.7 million. The fair value of the outstanding contracts at December 31, 2017 was a net unrealized loss of $64.3 million, comprised of short-term unrealized losses.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the product we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchased RINs when prices are deemed favorable. See Note 12 ("Commitments and Contingencies") to Part II, Item 8 of this Report and "Major Influences on Results of Operations" in Part II, Item 7 of this Report for further discussion about compliance with the RFS.

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
The General Partner of CVR Refining, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have serviced as the Partnership's auditor since 2013.

Kansas City, Missouri
February 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR Refining GP, LLC
The Unitholders of CVR Refining, LP
The General Partner of CVR Refining, LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CVR Refining, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and limitations of internal control over financial reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 23, 2018

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$173.8	$314.1
Accounts receivable, net of allowance for doubtful accounts of $1.1 and $0.5, including $0.1 and $0.1 due from affiliates at December 31, 2017 and 2016, respectively	168.9	138.1
Inventories	331.2	291.1
Prepaid expenses and other current assets, including $1.5 and $1.2 due from affiliates at December 31, 2017 and 2016, respectively	25.9	60.3
Total current assets	699.8	803.6
Property, plant and equipment, net of accumulated depreciation	1,478.8	1,515.0
Equity method investments in affiliates	82.8	5.6
Other long-term assets	8.5	7.7
Total assets	$2,269.9	$2,331.9
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$2.1	$1.8
Accounts payable, including $4.9 and $4.6 due to affiliates at December 31, 2017 and 2016, respectively	312.3	225.9
Personnel accruals, including $4.1 and $3.0 due to affiliates at December 31, 2017 and 2016, respectively	27.3	19.3
Accrued taxes other than income taxes	24.9	25.2
Accrued expenses and other current liabilities, including $10.6 and $8.9 due to affiliates at December 31, 2017 and 2016, respectively	115.7	217.7
Total current liabilities	482.3	489.9
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	538.5	539.7
Other long-term liabilities, including $0.0 and $0.6 due to affiliates at December 31, 2017 and 2016, respectively	2.3	5.6
Total long-term liabilities	540.8	545.3
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at December 31, 2017 and 2016	1,246.8	1,296.7
General partner interest	—	—
Total partners' capital	1,246.8	1,296.7
Total liabilities and partners' capital	$2,269.9	$2,331.9

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per unit data)
Net sales	$5,664.2	$4,431.3	$5,161.9
Operating costs and expenses:
Cost of materials and other	4,804.7	3,759.2	4,143.6
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	443.8	393.4	478.5
Depreciation and amortization	129.3	126.3	128.0
Cost of sales	5,377.8	4,278.9	4,750.1
Flood insurance recovery	—	—	(27.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	78.8	71.9	75.2
Depreciation and amortization	3.8	2.7	2.2
Total operating costs and expenses	5,460.4	4,353.5	4,800.2
Operating income	203.8	77.8	361.7
Other income (expense):
Interest expense and other financing costs	(47.2)	(43.4)	(42.6)
Interest income	0.5	0.1	0.4
Loss on derivatives, net	(69.8)	(19.4)	(28.6)
Other income, net	1.5	0.2	0.3
Total other expense	(115.0)	(62.5)	(70.5)
Income before income tax expense	88.8	15.3	291.2
Income tax expense	—	—	—
Net income	$88.8	$15.3	$291.2

Net income per common unit - basic and diluted	$0.60	$0.10	$1.97

Weighted average common units outstanding:
Basic and diluted	147.6	147.6	147.6

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Limited Partner Interest	Common Unitholders	General Partner Interest	Total Partners' Capital
	(in millions, except unit data)
Balance at December 31, 2014	147,600,000	$—	$1,450.1	$—	$1,450.1
Share-based compensation - Affiliates	—	—	0.6	—	0.6
Cash distributions to common unitholders - Affiliates	—	—	(322.3)	—	(322.3)
Cash distributions to common unitholders - Non-affiliates	—	—	(138.2)	—	(138.2)
Net income	—	—	291.2	—	291.2
Balance at December 31, 2015	147,600,000	—	1,281.4	—	1,281.4
Net income	—	—	15.3	—	15.3
Balance at December 31, 2016	147,600,000	—	1,296.7	—	1,296.7
Cash distributions to common unitholders - Affiliates	—	—	(96.9)	—	(96.9)
Cash distributions to common unitholders - Non-affiliates	—	—	(41.8)	—	(41.8)
Net income	—	—	88.8	—	88.8
Balance at December 31, 2017	147,600,000	$—	$1,246.8	$—	$1,246.8

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$88.8	$15.3	$291.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133.1	129.0	130.2
Allowance for doubtful accounts	0.6	0.2	—
Amortization of deferred financing costs	1.8	1.9	1.9
Loss on disposition of assets	1.6	0.3	0.9
Share-based compensation	13.2	4.9	9.3
Loss on derivatives, net	69.8	19.4	28.6
Current period settlements on derivative contracts	(16.6)	36.4	(26.0)
Income from equity method investments, net of distributions	(0.7)	—	—
Changes in assets and liabilities:
Accounts receivable	(31.4)	(49.4)	41.1
Inventories	(40.1)	(38.5)	41.3
Prepaid expenses and other current assets	33.7	(4.8)	12.9
Other long-term assets	0.3	0.5	4.3
Accounts payable	88.7	(17.0)	(16.3)
Accrued expenses and other current liabilities	(161.5)	170.6	(45.9)
Other long-term liabilities	(3.4)	(1.0)	0.2
Net cash provided by operating activities	177.9	267.8	473.7
Cash flows from investing activities:
Capital expenditures	(99.7)	(102.3)	(194.7)
Proceeds from sale of assets	0.1	—	—
Investment in affiliate, net of return of investment	(76.5)	(5.6)	—
Net cash used in investing activities	(176.1)	(107.9)	(194.7)
Cash flows from financing activities:
Payment of capital lease obligations	(1.8)	(1.6)	(1.4)
Payment of deferred financing costs	(1.6)	—	—
Revolving debt repayment - affiliates	—	(31.5)	—
Distributions to common unitholders - affiliates	(96.9)	—	(322.3)
Distributions to common unitholders - non-affiliates	(41.8)	—	(138.2)
Net cash used in financing activities	(142.1)	(33.1)	(461.9)
Net increase (decrease) in cash and cash equivalents	(140.3)	126.8	(182.9)
Cash and cash equivalents, beginning of period	314.1	187.3	370.2
Cash and cash equivalents, end of period	$173.8	$314.1	$187.3
Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.9, $5.0 and $3.7 for the years ended December 31, 2017, 2016 and 2015, respectively	$45.1	$41.5	$40.6
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$6.9	$9.2	$20.6
Change in accounts payable related to construction in progress additions	$(2.3)	$(11.4)	$0.7

See accompanying notes to consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

CVR Refining, LP and subsidiaries ("CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of December 31, 2017, Coffeyville Resources, LLC ("CRLLC") a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy"), owns 100% of the Partnership's non-economic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of December 31, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates own approximately 82% of CVR Energy's outstanding shares.

On January 23, 2013, the Partnership completed an initial public offering (the "Initial Public Offering"). The Partnership sold 24,000,000 common units at a price of $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per unit. The common units, which are listed on the New York Stock Exchange, began trading on January 17, 2013 under the symbol "CVRR."

As of December 31, 2017, public security holders held approximately 34% of all outstanding limited partner interests (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings, LLC ("CVR Refining Holdings") held approximately 66% of all outstanding limited partner interests. In addition, CVR Refining Holdings owns 100% of the Partnership's general partner, CVR Refining GP, LLC ("CVR Refining GP") which holds a non-economic general partner interest.

Management and Operations

The Partnership is party to a services agreement, pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in the Partnership's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings, a subsidiary of CRLLC, as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2017 and 2016 was $10.2 million and $11.1 million, respectively.

Accounts Receivable, net

CVR Refining grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Refining determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Refining, and the condition of the general economy and the industry as a whole. CVR Refining writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2017 and 2016, one customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2017 and 2016 was approximately 12% and 11%, respectively, of the net accounts receivable balance.

Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or net realizable value for refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments for crude oil deliveries to the Partnership's refineries for which title had not transferred, non-trade accounts receivable, current portions of prepaid insurance, deferred financing costs, derivative agreements and other general current assets.

Property, Plant and Equipment

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leasehold improvements and assets held under capital leases are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

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

For the years ended December 31, 2017, 2016 and 2015, the Partnership incurred the following major scheduled turnaround expenses.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Coffeyville refinery(1)	$—	$31.5	102.2
Wynnewood refinery(2)	80.4	—	—
Total major scheduled turnaround expenses	$80.4	$31.5	$102.2

(1)
The Coffeyville refinery completed the first phase of its most recent major scheduled turnaround in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016.

(2)
The Wynnewood refinery completed the first phase of its most recent major scheduled turnaround in November 2017. The second phase of the Wynnewood turnaround is expected to occur in 2019. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, renewable identification numbers ("RINs") expenses and transportation and distribution costs.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, taxes based on income like the Texas franchise tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. As of December 31, 2017 and 2016, the Partnership has no material tax balances associated with the Texas franchise tax. When applicable, penalties and interest related to uncertain tax positions are recorded as income tax expense.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Share-Based Compensation

The Partnership has recorded share-based compensation expense related to the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP") and has been allocated share-based compensation expense from CVR Energy and CRLLC. The Partnership and CVR Energy account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Currently, all of the Partnership's share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. See Note 3 ("Share-Based Compensation") for further discussion.

CVR Energy's Chief Executive Officer has been awarded share-based compensation awards that contain performance conditions. The fair value of the awards is recognized as compensation expense only if the attainment of the performance conditions is considered probable. Uncertainties involved in this estimate include the continued employment of the Chief Executive Officer and whether or not the performance conditions will be attained. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. If this assumption proves not to be true and the awards do not vest, compensation expense recognized during the performance cycle will be reversed.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allocation of Costs

CVR Energy and its subsidiaries provide a variety of services to CVR Refining, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy and CRLLC on behalf of CVR Refining. These amounts incurred by CVR Energy are then billed or allocated to CVR Refining and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed and billed in accordance with the services agreement entered into between the Partnership, its general partner and CVR Energy. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs which are specifically incurred on behalf of CVR Refining are billed directly to CVR Refining. See Note 15 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.

Subsequent Events

The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB ASC Topic 606, “Revenue from Contracts with Customers," which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership adopted this standard, effective January 1, 2018, using the modified retrospective application method, whereby the cumulative effect of initially applying the standard is recognized, if applicable, as an adjustment to the opening balance of partners' capital. The standard is applied prospectively and revenues reported in the periods prior to January 1, 2018 will not be changed. During the evaluation of the standard, the Partnership reviewed its existing revenue streams, including an evaluation of accounting policies, contract reviews and identification of the types of arrangements where differences may arise in the conversion to the new standard, identified practical expedients to be elected and evaluated additional disclosure requirements. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new standard and does not expect to record a cumulative effect adjustment of applying the standard using the modified retrospective method. The standard's most significant impact to the Partnership relates to enhanced disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”) creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership expects its assessment and implementation plan to be ongoing during 2018 and is currently unable to reasonably estimate the impact of adopting the new lease standard on its consolidated financial statements and related disclosures. The Partnership currently believes the most significant change will relate to the recognition of right-of-use assets and leases liability on the balance sheet for existing long-term operating leases, and the potential recognition for agreements that do not currently meet the definition of a lease under ASC Topic 840, which will require an evaluation of the Partnership's unconditional purchase obligations primarily related to petroleum transportation and storage service agreements. The right of use asset, lease liability and related disclosures could be material to the Partnership's consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” ("ASU 2017-01"). The new guidance revises the definition of a business and provides more stringent criteria for use in determining when an acquisition or disposal transaction meets the definition of a business. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screen that, if met, eliminates the need for further assessment. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Partnership adopted this standard as of January 1, 2017.

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

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2017, only performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") were previously granted to employees of CVR Energy and CVR Refining. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance. These restricted shares were generally graded-vesting awards, which vested over a three-year period. Compensation expense was recognized on a straight-line basis over the vesting period of the respective tranche of the award. The change of control of CVR Energy in 2012 triggered a modification to outstanding awards under the CVR Energy LTIP converting the awards to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one contingent cash payment right ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares that vested in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards were settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. The awards were remeasured at each subsequent reporting date until they vested.

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including CVR Refining). The awards vested over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers that vested over one year. The award granted in December 2012 to Mr. Lipinski, CVR Energy's then Chief Executive Officer and President, was canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represented the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of the CVR Energy's common stock, plus (ii) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards, which were liability-classified, were remeasured each subsequent reporting date until they vested.

As of December 31, 2017, no restricted stock units were outstanding. Total compensation expense for the years ended December 31, 2017 and 2016 related to the restricted stock unit awards was nominal. Total compensation expense for the year ended December 31, 2015 was approximately $0.6 million. CVR Refining is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2017, 2016 and 2015 have been reflected as an increase to partners' capital.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski. The performance unit award of 3,500 performance units under the 2015 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award was paid during the first quarter of 2017. The Partnership reimbursed CVR Energy for its allocated portion of the performance unit award. Compensation cost for the 2015 Performance Unit Award Agreement totaling $1.7 million was recognized over the performance cycle from January 1, 2016 to December 31, 2016.

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski with terms substantially the same as the 2015 Performance Unit Award Agreement. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Compensation cost for the 2016 Performance Unit Award Agreement of $1.8 million was recognized over the performance cycle from January 1, 2017 to December 31, 2017. As of December 31, 2017, the Partnership had an outstanding liability of $1.8 million related to the 2016 performance unit award.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 1, 2017, CVR Energy entered into a performance unit agreement (the "2017 Performance Unit Agreement") with David Lamp, CVR Energy's current Chief Executive Officer and President. Compensation cost for the 2017 Performance Unit Agreement will be recognized over the performance cycle from January 1, 2018 to December 31, 2018. The performance unit award of 1,500 performance units under the 2017 Performance Unit Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, and both the performance factor and performance objective(s) will be determined by CVR Energy's compensation committee. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2019. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2017, there was approximately $0.8 million of total unrecognized compensation cost related to the 2017 Performance Unit Agreement to be recognized over a period of one year.

On November 1, 2017, CVR Energy entered into a performance unit award agreement (the "2017 Performance Unit Award Agreement") with Mr. Lamp. The performance unit award represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy's common stock over the 30-trading day period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. At December 31, 2017, there was approximately $10.0 million of total unrecognized compensation cost related to the 2017 Performance Unit Award Agreement to be recognized over a period of 4 years.

Incentive Unit Awards

In 2015, 2016 and 2017, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

Assuming the portion of time spent on CVR Refining related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during December 31, 2017, there was approximately $5.9 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.6 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of December 31, 2017, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 related to the incentive unit awards was $4.1 million, $1.5 million and $3.8 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of December 31, 2017 and 2016, the Partnership had a liability of $2.2 million and $1.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, the Partnership reimbursed CVR Energy $3.1 million, $1.9 million and $2.4 million for its allocated portion of the incentive unit award payments.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Incentive Plan — CVR Refining

Individuals who are eligible to receive awards under the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP") include (i) employees of the Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner and (iv) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As the phantom unit awards discussed below are cash-settled awards, they did not reduce the number of common units available for issuance under the plan.

In 2015, 2016 and 2017, awards of phantom units and distribution equivalent rights were granted to employees of the Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2014	403,947	$18.89	$6.8
Granted	302,319	20.40
Vested	(136,531)	19.26
Forfeited	(58,144)	18.87
Non-vested at December 31, 2015	511,591	$19.68	$9.7
Granted	644,148	9.43
Vested	(218,351)	19.78
Forfeited	(32,533)	19.13
Non-vested at December 31, 2016	904,855	$12.38	$9.4
Granted	550,172	12.66
Vested	(349,921)	13.42
Forfeited	(118,626)	13.52
Non-vested at December 31, 2017	986,480	$12.03	$16.3

As of December 31, 2017, there was approximately $13.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.7 years. Total compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 related to the awards under the CVR Refining LTIP was $7.4 million, $1.8 million and $4.6 million, respectively. As of December 31, 2017 and 2016, the Partnership had a liability of $3.7 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, the Partnership paid cash of $5.1 million, $2.6 million and $3.3 million to settle liability-classified phantom unit awards and associated distribution equivalent rights upon vesting.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2014, CVR Energy granted an award of 227,927 incentive units in the form of SARs to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. The SARs vested on December 1, 2017 and the awards had a fair value of zero as of December 31, 2017. Total compensation expense during the years ended December 31, 2017, 2016 and 2015 and the liability related to the SARs as of December 31, 2017 and 2016 were not material.

(4) Inventories

Inventories consisted of the following:

	December 31,
	2017	2016
	(in millions)
Finished goods	$158.3	$135.8
Raw materials and precious metals	107.5	89.7
In-process inventories	22.4	23.9
Parts and supplies	43.0	41.7
Total Inventories	$331.2	$291.1

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
	(in millions)
Land and improvements	$29.8	$29.1
Buildings	63.6	47.3
Machinery and equipment	2,374.7	2,306.0
Automotive equipment	24.3	24.2
Furniture and fixtures	10.2	9.0
Leasehold improvements	0.8	0.8
Construction in progress	44.5	41.0
	2,547.9	2,457.4
Less: Accumulated depreciation	1,069.1	942.4
Total property, plant and equipment, net	$1,478.8	$1,515.0

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2017, 2016 and 2015 totaled approximately $0.9 million, $5.0 million and $3.7 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2017 and 2016. Amortization of assets held under capital leases is included in depreciation expense.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Equity Method Investments

VPP Joint Venture

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which is a pipeline company that operates a 12-inch crude oil pipeline with a capacity of approximately 65,000 barrels per day and an estimated length of 25 miles with a connection to the Refining Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of December 31, 2017, the carrying value of CRPLLC's investment in VPP was $6.1 million, which is recorded in equity method investments in affiliates on the Consolidated Balance Sheets. Contributions by CRPLLC to VPP during the pipeline construction totaled $7.0 million, of which $1.4 million was contributed in the first quarter of 2017.

The pipeline commenced operations in mid-April 2017 following completion of construction. Equity income from VPP for the nine months ended December 31, 2017 was $0.2 million, which is recorded in other income, net on the Consolidated Statements of Operations. For the nine months ended December 31, 2017, CRPLLC received cash distributions from VPP of $1.1 million.

Coffeyville Resources Refining & Marketing, LLC ("CRRM") is party to a transportation agreement with VPP for an initial term of 20 years under which VPP provides transportation services to CRRM for crude oil purchased within a defined geographic area, and CRRM entered into a terminalling services agreement with Velocity under which it receives access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. For the nine months ended December 31, 2017, CRRM incurred costs of $1.8 million, under the transportation agreement with VPP. CRRM's crude shipments on the pipeline for the nine months ended December 31, 2017 averaged approximately 16,000 barrels per day. As of December 31, 2017, the Consolidated Balance Sheets included a liability of $0.3 million to VPP.

Midway Joint Venture

On October 31, 2017, subsidiaries of CVR Refining and Plains All American Pipeline, L.P. ("Plains") formed a 50/50 joint venture, Midway Pipeline LLC ("Midway"), which acquired the approximately 100-mile, 16-inch Cushing to Broome pipeline system from Plains. The Cushing to Broome pipeline system connects CVR Refining’s Coffeyville, Kansas, refinery to the Cushing, Oklahoma oil hub. Midway has a contract with Plains pursuant to which Plains will continue its role as operator of the pipeline. In November 2017, we contributed $76.0 million to Midway and for the two months ended December 31, 2017 our equity income from Midway was $0.7 million, which is recorded in other income, net on the Consolidated Statements of Operations. As of December 31, 2017, the carrying value of our investment in Midway was $76.7 million, which is recorded equity method investments in affiliates on the Consolidated Balance Sheets.

For the two months ended December 31, 2017, we incurred costs of $3.0 million with Midway for crude oil transportation services. Crude shipments on the pipeline for the two months ended December 31, 2017 averaged approximately 103,000 barrels per day. As of December 31, 2017, the Consolidated Balance Sheets included a liability of $0.0 million to Midway.

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

The Partnership had property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. The Partnership received net indemnity of approximately $1.2 million from insurers for this incident in the first quarter of 2016. The insurance indemnity reduced direct operating expenses (exclusive of depreciation and amortization).

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2017	2016
	(in millions)
6.5% Senior Notes, due 2022	$500.0	$500.0
Capital lease obligations	45.0	46.9
Total debt	545.0	546.9
Unamortized debt issuance costs	(4.4)	(5.4)
Current portion of capital lease obligations	(2.1)	(1.8)
Long-term debt, net of current portion	$538.5	$539.7

2022 Senior Notes

On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners, LP ("CVR Partners") and their respective subsidiaries are not guarantors.

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

The indenture governing the 2022 Notes imposes covenants that restrict the Partnership's ability to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of its property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of its assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Financial Services LLC and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The indenture governing the 2022 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Partnership was in compliance with the covenants as of December 31, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million as of both December 31, 2017 and 2016 related to the 2022 Notes. At December 31, 2017, the estimated fair value of the 2022 Notes was approximately $515.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

On November 14, 2017, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the "Amendment") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amendment amends certain provisions of the Amended and Restated ABL Credit Agreement, dated December 20, 2012, by and among Wells Fargo, the group of lenders party thereto and the Credit Parties (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended and Restated ABL Credit Facility"), which was otherwise schedule to mature on December 20, 2017. The Amended and Restated ABL Credit Facility is scheduled to mature on November 14, 2022.

The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability exceeds 15% of the lesser of the borrowing base and the total commitments and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.00 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.50% for LIBOR borrowings and (b) 0.50% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.375% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.25% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Partnership is also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2017.

In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $1.6 million for the year ended December 31, 2017, which are being deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. Additionally, in accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.1 million of unamortized deferred financing costs associated with the prior ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL credit facility.

As of December 31, 2017, the Partnership had availability under the Amended and Restated ABL Credit Facility of $337.7 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2017.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a new $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum, payable quarterly. On October 29, 2014, the Partnership entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million. In conjunction with the Amended and Restated ABL Credit Facility extension in 2017, the Partnership reviewed the needs of the intercompany credit facility and decided to lower the borrowing capacity back to the original level of $150.0 million effective December 1, 2017.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of December 31, 2017.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of December 31, 2017, the Partnership had no borrowings outstanding and $150.0 million was available under the intercompany credit facility.

Deferred Financing Costs

For the years ended December 31, 2017, 2016 and 2015, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1.8 million, $1.9 million and $1.9 million, respectively.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, which related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 142 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 141 months remaining of its lease term and will expire in September 2029. As of December 31, 2017, the outstanding obligation associated with these arrangements totaled approximately $45.0 million, of which $42.9 million is included in long-term liabilities and $2.1 million is included in current liabilities in the Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future payments required under capital lease at December 31, 2017 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2018	$6.5
2019	6.5
2020	6.5
2021	6.5
2022	6.5
Thereafter	44.2
Total future payments	76.7
Less: amount representing interest	31.7
Present value of future minimum payments	45.0
Less: current portion	2.1
Long-term portion	$42.9

(9) Partners’ Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at December 31, 2017:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At both December 31, 2017 and 2016, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings representing approximately 66% of the total Partnership common units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for distribution for each quarter will generally equal Adjusted EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA represents EBITDA (net income before interest expense and other financing costs, net of interest income; income tax expense; and depreciation and amortization) adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the general partner. The board of directors of the general partner does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in the Partnership's quarterly distribution or to otherwise reserve cash for distributions, nor does the board of directors of the general partner intend to incur debt to pay quarterly distributions. Further, it is the intent of the board of directors of the general partner, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 31, 2017, the board of directors of the Partnership's general partner declared a cash distribution to the Partnership's unitholders of $0.94 per common unit. The distribution included amounts paid to CVR Refining Holdings and affiliates was $96.9 million and amounts paid to non-affiliates were $41.8 million, respectively, or $138.7 million in aggregate. No distributions were paid during 2016.

(10) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the years ended December 31, 2017, 2016 or 2015 as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per unit data)
Net income	$88.8	$15.3	$291.2
Net income per common unit, basic and diluted	$0.60	$0.10	$1.97
Weighted-average common units outstanding, basic and diluted	147.6	147.6	147.6

(11) Benefit Plans

A subsidiary of CVR Energy sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the "Plans"), in which employees of the general partner, CVR Refining and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Partnership provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Contributions for the represented plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans provide for a three-year vesting schedule for the Partnership's matching contributions and contain a provision to count service with predecessor organizations. The Partnership's contributions under the Plans for employees of CVR Refining were approximately $5.6 million, $5.5 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2018	$0.6	$140.7
2019	0.4	113.5
2020	0.1	96.9
2021	0.1	87.7
2022	—	82.7
Thereafter	0.2	540.2
	$1.4	$1,061.7

(1)
This amount includes approximately $698.6 million payable ratably over 13 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases equipment, including railcars and real properties, under long-term operating leases expiring at various dates through 2035. For the years ended December 31, 2017, 2016 and 2015, lease expense totaled approximately $0.9 million, $1.3 million and $1.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the years ended December 31, 2017, 2016 and 2015, total expense of $146.4 million, $129.1 million and $125.0 million, respectively, was incurred related to long-term commitments.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to our, CVR Energy’s and Mr. Carl C. Icahn’s activities relating to the RFS and Mr. Icahn’s role as an advisor to the President. We are cooperating with the request and are providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from CRRM's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. On October 25, 2010, CRRM received a letter from the United States Coast Guard on behalf of the U.S. Environmental Protection Agency ("EPA") seeking approximately $1.8 million in oversight cost reimbursement. CRRM responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act of 1990 ("OPA"). CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, all of which have been completed.

The parties also reached an agreement to settle DOJ's claims related to the alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively (the "RMP Consent Decree"), and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. CRRM has completed the implementation of the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CRRM, CRCT, CRT and WRC own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution. Therefore, CRRM, CRCT, CRT and WRC have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CRRM, CRCT, CRT and WRC are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water and the storage, handling, use and transportation of petroleum and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that the Partnership's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

On August 1, 2016, CRCT received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid approximately $0.2 million of the preliminary assessed civil penalty in September 2016, and contested and requested mitigation of the remainder, and also requested reconsideration of the proposed compliance order. In November 2017, CRCT received a final order from PHMSA assessing a revised civil penalty of approximately $0.5 million. CRCT paid the remaining $0.3 million in civil penalty and has completed all items required by the compliance order.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of a wastewater conveyance. As of December 31, 2017 and 2016, environmental accruals of approximately $3.9 million and $4.8 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order, for which approximately $1.3 million and $0.2 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2017 and 2016, respectively. The accruals include estimated closure and post-closure costs of approximately $0.4 million for two landfills at December 31, 2017 and 2016.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2018	$2.9
2019	1.1
2020	—
2021	—
2022	—
Thereafter	—
Undiscounted total	4.0
Less amounts representing interest at 1.98%	0.1
Accrued environmental liabilities at December 31, 2017	$3.9

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Tier 3 Motor Vehicle Emission and Fuel Standards

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries were required to be in compliance with the more stringent emission standards as of January 1, 2017; however, compliance with the rule was extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery.” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the new standard.

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

The cost of RINs has been extremely volatile as the EPA's renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume is blended into transportation fuel.

In December 2015, 2016 and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017 and 2018, and the biomass-based diesel volume mandates for 2017, 2018 and 2019, respectively. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes in each rulemaking, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In a July 2017 decision, the D.C. Circuit rejected all challenges to the 2014-2016 compliance years rule except for one, vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded the rule to the EPA for further consideration. The EPA has not yet proposed a new rule establishing the volume requirements for 2016 following the D.C. Circuit’s opinion. In addition to establishing the renewable volume obligations, the EPA has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RINs expense for the years ended December 31, 2017, 2016 and 2015 was approximately $249.0 million, $205.9 million and $123.9 million, respectively. As of December 31, 2017 and 2016, CVR Refining's biofuel blending obligation was approximately $28.3 million and $186.2 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The price of RINs has been extremely volatile over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.

Coffeyville Second Consent Decree

In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its fluid catalytic cracking unit ("FCCU") by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations National Emission Standard for Hazardous Air Pollutants ("NESHAP"). The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 95% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. In March 2016, the United States District Court for the District of Kansas approved a modification to the Second Consent Decree memorializing an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM is permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. The additional incremental capital expenditures associated with the Second Consent Decree are expected to be approximately $0.7 million.

RCRA Compliance Matters

In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan and replacement of a wastewater conveyance to be approved by ODEQ. ODEQ approved the work plan submitted by WRC on February 1, 2016 and the replacement of a wastewater conveyance on August 15, 2016.  WRC is in the process of implementing the specified groundwater remediation and monitoring measures.  The costs of complying with the Consent Order are estimated to be approximately $4.2 million.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2017, 2016 and 2015, capital expenditures were approximately $15.1 million, $17.2 million and $34.7 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CRRM, CRCT, CRT and WRC each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

Wynnewood Refinery Incident

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. WRC completed an internal investigation of the incident and cooperated with the Occupational Safety and Health Administration ("OSHA") in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Fair Value Measurements

In accordance with FASB ASC Topic 820 — Fair Value Measurements and Disclosures ("ASC 820"), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current liabilities (derivative agreements)	$—	$(64.3)	$—	$(64.3)
Other current liabilities (biofuel blending obligation)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(65.3)	$—	$(65.3)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Other current liabilities (derivative agreements)	$—	$(11.1)	$—	$(11.1)
Other current liabilities (biofuel blending obligation & benzene obligation)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

As of December 31, 2017 and 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments, uncommitted biofuel blending obligation and benzene obligations. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts, the uncommitted biofuel blending obligation and the benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Derivative Financial Instruments

Current period settlements on derivative contracts and Loss on derivatives, net were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current period settlements on derivative contracts	$(16.6)	$36.4	$(26.0)
Gain (loss) on derivatives, net	(69.8)	(19.4)	(28.6)

CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions.

CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. There were no open commodity positions as of December 31, 2017 or 2016. For the years ended December 31, 2017, 2016 and 2015, CVR Refining recognized a net loss of $0.5 million, a net loss of $0.5 million and a net gain of $3.2 million, respectively, which are recorded in loss on derivatives, net in the Consolidated Statements of Operations.

Commodity Swaps

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2017, CVR Refining had open commodity swap instruments consisting of 7.1 million barrels of 2-1-1 crack spreads, 3.6 million barrels of distillate crack spreads, and 3.6 million barrels of gasoline crack spreads. Additionally, as of December 31, 2017, CVR Refining had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at December 31, 2017. As of December 31, 2016, CVR Refining had open commodity hedging instruments consisting of 4.0 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2017 was a net unrealized loss of $64.3 million, of which the entire balance is included in other current liabilities. The fair value of the outstanding contracts at December 31, 2016 was a net unrealized loss of $11.1 million, of which the entire balance is included in other current liabilities. For the years ended December 31, 2017, 2016 and 2015, the Partnership recognized a net loss of $69.3 million, $18.9 million and $36.4 million, respectively, which are recorded in loss on derivatives, net in the Consolidated Statements of Operations.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2017, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

The offsetting assets and liabilities for CVR Refining's derivatives as of December 31, 2017 and 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2017
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$7.0	$(7.0)	$—	$—	$—
Total	$7.0	$(7.0)	$—	$—	$—

	As of December 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$71.3	$(7.0)	$64.3	$—	$64.3
Total	$71.3	$(7.0)	$64.3	$—	$64.3

	As of December 31, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$11.1	$—	$11.1	$—	$11.1
Total	$11.1	$—	$11.1	$—	$11.1

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Related Party Transactions

CVR Refining and CRRM are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF")) that govern the business relationships among each party. The agreements are described as in effect at December 31, 2017.

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

Prior to January 1, 2017, CRRM and CRNF transferred hydrogen to one another pursuant to the Feedstock and Shared Services Agreement. Net monthly sales of hydrogen to CRNF have been reflected as net sales for CVR Refining. Net monthly receipts of hydrogen from CRNF have been reflected in cost of materials and other for CVR Refining, when applicable. For the year ended December 31, 2016, the gross sales of hydrogen to CRNF were approximately $0.2 million and a nominal amount for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, CVR Refining recognized $3.2 million and $11.8 million, respectively, of cost of materials and other related to the net purchases of hydrogen from the Coffeyville fertilizer facility. At December 31, 2016, there was approximately $0.1 million of accounts receivable included in prepaid expenses and other current assets on the Consolidated Balance Sheet associated with hydrogen sales.

Beginning January 1, 2017, hydrogen sales to CRNF are governed pursuant to the hydrogen purchase and sales agreement discussed below, but hydrogen purchases from CRNF remain governed pursuant to the feedstock and shared services agreement. For the year ended December 31, 2017, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement were approximately $0.4 million and were included in cost of materials and other in the Consolidated Statements of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement.

Prior to November 1, 2017, the feedstock and shared services agreement provided a mechanism pursuant to which CRNF transferred a tail gas stream to CRRM. For the years ended December 31, 2017, 2016 and 2015 CRRM recognized a nominal amount of direct operating expenses generated from the purchase of tail gas from CRNF. In April 2011, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF paid CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years.
Effective November 1, 2017, the feedstock and shared services agreement was amended to provide a mechanism to transfer a natural gas stream from CRRM to CRNF, and CRNF will no longer transfer tail gas to CRRM. The pipe previously used for the transfer of tail gas was altered to exclusively allow for the transportation of natural gas. CRRM will nominate and purchase natural gas transportation and natural gas supplies for CRNF in exchange for a nominal fee.
At December 31, 2016, a liability of approximately $0.2 million was included in accrued expenses and other current liabilities. Additionally, at December 31, 2017 there was no liability included in other long term-liabilities in the Consolidated Balance Sheets and in December 31, 2016, a liability of approximately $0.6 million was included in other long term-liabilities in the Consolidated Balance Sheets.

At December 31, 2017 and 2016, payables of approximately $0.2 million and $0.3 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases and tail gas discussed above.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017 and 2016, receivables of approximately $1.0 million and $0.9 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

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

The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days' written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.

For the year ended December 31, 2017, the gross sales of hydrogen to CRNF were approximately $4.2 million. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At December 31, 2017, approximately $0.3 million was included in accounts receivables on the Consolidated Balance Sheets associated with the net hydrogen sales to CRNF.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The agreement has an initial term of 20 years, ending in 2027, and will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable for breach, by mutual consent, or due to insolvency or cessation of operation.

Net sales associated with the transfer of pet coke from CRRM to CRNF were approximately $2.0 million, $1.8 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Receivables of approximately $0.1 million related to the coke supply agreement were included in accounts receivable on the Consolidated Balance Sheets for both December 31, 2017 and 2016.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net amounts incurred under the services agreement for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$11.8	$13.0	$18.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50.0	49.2	53.2
Total	$61.8	$62.2	$71.3

At December 31, 2017 and 2016, payables and liabilities of $14.0 million and $11.9 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

In connection with the Initial Public Offering, CVR Refining GP and CVR Refining Holdings entered into the first amended and restated agreement of limited partnership of the Partnership, dated January 23, 2013.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the years ended December 31, 2017, 2016 and 2015 approximately $9.7 million, $6.9 million and $9.1 million were incurred under the partnership agreement, respectively.

Intercompany Credit Facility

On January 23, 2013, prior to the closing of the Initial Public Offering, the Partnership entered into a $150.0 million intercompany credit facility, with CRLLC as the lender, to be used to fund growth capital expenditures. On October 29, 2014, the Partnership entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million. The intercompany credit facility is for a term of six years and bears interest at a rate of LIBOR plus 3% per annum. In conjunction with the Amended and Restated ABL Credit Facility extension in 2017, the Partnership reviewed the needs of the intercompany credit facility and decided to lower the borrowing capacity back to the original level of $150.0 million effective December 1, 2017.

As of December 31, 2017 and 2016, the Partnership had no borrowings outstanding. For the years ended December 31, 2017, 2016 and 2015, the Partnership paid $0.0 million, $1.0 million and $1.0 million of interest to CRLLC. See Note 8 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

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

Joint Venture Agreements

The partnership holds a 40% and 50% interest in the VPP and Midway joint ventures, respectively. The joint ventures provide the Partnership with crude oil transportation services. See Note 6 ("Equity Method Investments") for additional discussion of the joint ventures.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Major Customers and Suppliers

Sales to major customers were as follows:

	Year Ended December 31,
	2017	2016	2015
Customer A	19%	15%	14%

CRRM obtained crude oil from one third-party supplier under a long-term supply agreement during 2017, 2016 and 2015. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2017	2016	2015
Supplier A	55%	61%	61%

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial data for December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2017
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$1,423.5	$1,338.2	$1,385.8	$1,516.7
Operating costs and expenses:
Cost of materials and other	1,201.3	1,208.0	1,114.4	1,281.0
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	102.1	86.3	120.9	134.5
Depreciation and amortization	33.3	31.7	31.8	32.5
Cost of sales	1,336.7	1,326.0	1,267.1	1,448.0
Selling, general and administrative (exclusive of depreciation and amortization as reflected below)	20.0	18.9	18.8	21.1
Depreciation and amortization	0.8	0.7	1.2	1.1
Total operating costs and expenses	1,357.5	1,345.6	1,287.1	1,470.2
Operating income (loss)	66.0	(7.4)	98.7	46.5
Other income (expense):
Interest expense and other financing costs	(11.2)	(12.0)	(12.0)	(12.0)
Interest income	—	0.2	0.2	0.1
Gain (loss) on derivatives, net	12.2	—	(17.0)	(65.0)
Other income, net	—	—	0.1	1.4
Total other income (expense)	1.0	(11.8)	(28.7)	(75.5)
Income (loss) before income tax expense	67.0	(19.2)	70.0	(29.0)
Income tax expense	—	—	—	—
Net income (loss)	$67.0	$(19.2)	$70.0	$(29.0)

Net income (loss) per common unit - basic and diluted	$0.45	$(0.13)	$0.47	$(0.20)

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Quarter
	First	Second	Third	Fourth
	(in millions, except per unit data)
Net sales	$834.0	$1,164.4	$1,163.5	$1,269.4
Operating costs and expenses:
Cost of materials and other	722.3	941.9	987.5	1,107.5
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	117.7	84.0	97.0	94.7
Depreciation and amortization	30.9	30.9	31.9	32.6
Cost of sales	870.9	1,056.8	1,116.4	1,234.8
Selling, general and administrative (exclusive of depreciation and amortization as reflected below)	18.5	16.8	18.1	18.5
Depreciation and amortization	0.6	0.7	0.6	0.8
Total operating costs and expenses	890.0	1,074.3	1,135.1	1,254.1
Operating income (loss)	(56.0)	90.1	28.4	15.3
Other income (expense):
Interest expense and other financing costs	(10.8)	(10.1)	(10.8)	(11.7)
Interest income	—	—	—	0.1
Loss on derivatives, net	(1.2)	(1.9)	(1.7)	(14.6)
Other income, net	—	—	—	0.2
Total other expense	(12.0)	(12.0)	(12.5)	(26.0)
Income (loss) before income tax expense	(68.0)	78.1	15.9	(10.7)
Income tax expense	—	—	—	—
Net income (loss)	$(68.0)	$78.1	$15.9	$(10.7)

Net income (loss) per common unit - basic and diluted	$(0.46)	$0.53	$0.11	$(0.07)

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

Factors Impacting the Comparability of Quarterly Results of Operations

As discussed in Note 2 ("Summary of Significant Accounting Policies"), the Wynnewood refinery completed the first phase of its most recent major scheduled turnaround in the fourth quarter of 2017. The second phase of the Wynnewood turnaround is expected to occur in 2019. In addition to the two phase turnaround, the Partnership accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. The Partnership incurred approximately $80.4 million of major scheduled turnaround expenses during 2017, of which approximately $13.0 million, $2.7 million, $21.7 million and $43.0 million were incurred in the first, second, third and fourth quarters of 2017, respectively. The Coffeyville refinery completed the second phase of its most recent major scheduled turnaround during the first quarter of 2016 at a total cost of approximately $31.5 million for the year ended December 31, 2016, of which approximately $29.4 million and $2.1 million were incurred in the first and second quarters of 2016, respectively.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Subsequent Events

Distribution

On February 21, 2018, the board of directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2017 to the Partnership's unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 12, 2018 to unitholders of record at the close of business on March 5, 2018.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

The board of directors of our general partner consisted of nine directors in 2017, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE (Glenn R. Zander, Jon R. Whitney and Kenneth Shea). The board of directors of our general partner met seven times in 2017. All of the directors who served during 2017 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board.

The board of directors of our general partner has established an audit committee. The audit committee consists of Glenn R. Zander (chairman), Jon R. Whitney and Kenneth Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to (i) appoint, terminate, retain, compensate and oversee the work of the independent registered public accounting firm, (ii) pre-approve all audit, review and attest services and permitted non-audit services provided by the independent registered public accounting firm, (iii) oversee the performance of the Partnership's internal audit function, (iv) evaluate the qualifications, performance and independence of the independent registered public accounting firm, (v) review external and internal audit reports and management's responses thereto, (vi) oversee the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, (vii) review the Partnership's annual and quarterly financial statements, including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in periodic reports filed with the SEC, (viii) oversee the receipt, investigation, resolution and retention of all complaints submitted under the whistleblower policy, and (ix) otherwise comply with its responsibilities and duties as stated in its audit committee charter. The board of directors of our general partner has determined that Glenn R. Zander qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE. The audit committee met ten times in 2017.

In addition, the board of directors of our general partner established a conflicts committee consisting entirely of independent directors. The conflicts committee consists of Glenn R. Zander, Jon R. Whitney and Kenneth Shea. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is adverse to the interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met three times in 2017.

The board of directors of our general partner has also established a compensation committee. The compensation committee consists of Andrew Langham (chairman) and Jonathan Frates. The compensation committee (i) establishes policies and periodically determines matters involving executive compensation, (ii) grants or recommends the grant of equity awards under the CVR Refining LTIP, (iii) provides counsel regarding key personnel selection, (iv) may elect to retain independent compensation consultants, (v) recommends to the board of directors the structure of non-employee director compensation and (vi) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2017.

The board of directors of our general partner has created an environmental, health and safety committee. The committee consists of Jon R. Whitney (chairman) and Jonathan Frates. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met one time in 2017.

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

Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2017, three of our nine directors were independent, and eight of our nine directors were non-management. Our independent directors met during four executive sessions in 2017. Mr. Zander (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2017. In the absence of further action, Mr. Icahn will preside over the executive session held by our non-management directors.

Communications with Directors

Unitholders and other interested parties wishing to communicate with our board may send a written communication addressed to:

CVR Refining, LP
2277 Plaza Drive, Suite 500
Sugar Land, Texas 77479
Attention: Executive Vice President, General Counsel and Secretary

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee of our general partner during 2017 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.

Executive Officers and Directors

The following table sets forth the names, positions and ages (as of February 20, 2018) of the executive officers and directors of our general partner.

Certain of the executive officers of our general partner are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement among us, CVR Energy and our general partner. The executive officers listed below divide their working time between the management of CVR Energy, CVR Partners and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2017 are as follows: David L. Lamp (50%), Susan M. Ball (55%), David L. Landreth (100%), John R. Walter (41%), Mark A. Pytosh (15%) and Janice T. DeVelasco (69%).

John J. Lipinski retired as Chief Executive Officer and President and a director of our general partner on December 31, 2017. David L. Lamp succeeds Mr. Lipinski. He was appointed as co-Chief Executive Officer and President of our general partner on December 1, 2017 and joined the board of directors of our general partner effective January 1, 2018. Martin J. Power retired as Chief Commercial Officer on December 31, 2017. Mark A. Pytosh and Janice T. DeVelasco were appointed as executive officers of our general partner effective January 1, 2018.

Name	Age	Position With Our General Partner
David L. Lamp	60	President and Chief Executive Officer, Director
Susan M. Ball	54	Executive Vice President, Chief Financial Officer and Treasurer
David L. Landreth	61	Executive Vice President and Chief Commercial Officer
John R. Walter	41	Executive Vice President, General Counsel and Secretary
Mark A. Pytosh	53	Executive Vice President - Corporate Services
Janice T. DeVelasco	59	Vice President - Environmental, Health, Safety & Security
Carl C. Icahn	82	Director
SungHwan Cho	43	Director
Jonathan Frates	35	Director
Andrew Langham	44	Director
Louis J. Pastor	33	Director
Kenneth Shea	59	Director
Jon R. Whitney	73	Director
Glenn R. Zander	71	Director
David L. Lamp serves as President, Chief Executive Officer and a Director of CVR Energy, as well as President, Chief Executive Officer and a Director of the general partner of CVR Refining and Executive Chairman and a Director of the general partner of CVR Partners. Mr. Lamp joined the company in December 2017, and joined our boards in January 2018. Mr. Lamp previously served as President and Chief Operating Officer for Western Refining Inc. from July 2016 to June 2017. He previously served as Chief Executive Officer and President and a director of Northern Tier Energy Corporation from March 2014 until July 2016. Prior to Northern Tier, Mr. Lamp was with HollyFrontier Corporation and served as Chief Operating Officer and Executive Vice President. In 2011, Holly and Frontier completed a merger of equals and changed their name to HollyFrontier Corporation. Mr. Lamp joined Holly in January 2004 as Vice President, Refinery Operations and was responsible for all aspects of its refining operations. In November 2005, he was named Executive Vice President, Refining and Marketing, adding the additional responsibilities of its crude, light products marketing and asphalt businesses. Mr. Lamp was named President of Holly in November 2007. Mr. Lamp has more than 37 years of technical, commercial and operational experience in the refining and chemical industries. Prior to joining Holly, Mr. Lamp was the Vice President and General Manager of El Paso Energy’s Aruba refining complex. Earlier in his career he served as Director of Operations for KOSA, a polyester production joint venture between Koch Industries and Saba, where he oversaw KOSA’s 15 chemical and fiber plants in the U.S., Canada, Mexico and Europe. Prior to joining KOSA, Mr. Lamp had a long and distinguished career with Koch Industries, spanning more than 20 years. Mr. Lamp rose through various positions of increasing authority, ultimately becoming Executive Vice President-Refining and Chemical Operations where he had responsibility for all operating aspects of Koch’s 500,000 barrels-per-day of crude refining capacity and all of Koch’s chemical plants. Mr. Lamp obtained a Bachelor of Science in Chemical Engineering from Michigan State University. Mr. Lamp’s extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key leadership roles at public and private companies make him well qualified to serve as a director of our general partner.
Susan M. Ball serves as Executive Vice President, Chief Financial Officer and Treasurer of CVR Energy, the general partner of CVR Refining, and the general partner of CVR Partners, in each case, as of January 2018. She previously served as Chief Financial Officer and Treasurer of CVR Energy and CVR Partners’ general partner from August 2012 to December 2017. She also previously served as Vice President, Chief Accounting Officer and Assistant Treasurer of CVR Energy and the general partner of CVR Partners since October 2007 and as Vice President, Chief Accounting Officer and Assistant Treasurer for CRLLC since May 2006. In addition, Ms. Ball also served as the Chief Financial Officer and Treasurer of CVR Refining’s general partner from its inception in September 2012 to December 2017. Ms. Ball has more than 30 years of experience in the accounting industry, with more than 12 years serving clients in the public accounting industry. Prior to joining CVR Energy, she served as a Tax Managing Director with KPMG LLP, where she was responsible for all aspects of federal and state income tax compliance and tax consulting, which included a significant amount of mergers and acquisition work on behalf of her clients. Ms. Ball received a Bachelor of Science in Business Administration from Missouri Western State University and is a Certified Public Accountant.
David L. Landreth has served as Executive Vice President and Chief Commercial Officer for the general partner of CVR Refining since January 2018. He previously served as Senior Vice President - Economics and Planning for the general partner of CVR Refining from its inception in September 2012 to December 2017. Mr. Landreth joined the predecessor to the company in 2005 and has served in an economics and planning role since that time. Mr. Landreth has more than 30 years’ experience in refining and petrochemicals in areas relating to crude, feedstock, product and process optimization, commercial activities, acquisitions and capital utilization. He has served in numerous management positions in the petroleum industry. Most of his career was in various refining and marketing positions with the Coastal Corporation. Following the merger between Coastal and El Paso in 2001, Mr. Landreth assumed the position of Director of Refining Optimization and Commercial Management. Following El Paso, he was the Director of Refining and Marketing Economics and Planning at Holly Corporation in Dallas. Mr. Landreth received a B.S. degree in Chemistry from Northwestern Oklahoma State University.

John R. Walter serves as Executive Vice President, General Counsel and Secretary of CVR Energy, the general partner of CVR Refining, and the general partner of CVR Partners, in each case, as of January 2018. He previously served as Senior Vice President, General Counsel and Secretary of CVR Energy and each of the general partners of CVR Refining and CVR Partners from January 2015 to December 2017. He has served as Vice President, Associate General Counsel since January 2011, Assistant Secretary since May 2011 and Associate General Counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Leonard Street LLP in Kansas City, Missouri, from 2006 to 2008, and was an associate at Seigfreid Bingham, P.C. in Kansas City, Missouri, from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

Mark A. Pytosh serves as Executive Vice President - Corporate Services of CVR Energy and the general partner of CVR Refining, and President and Chief Executive Officer of the general partner of CVR Partners, in each case, as of January 2018. He has served as President and Chief Executive Officer of the general partner of CVR Partners since May 2014, and has served as a director of the general partner of CVR Partners since June 2011. Mr. Pytosh previously served as Senior Vice President - Administration for CVR Energy and CVR Refining from December 2014 to December 2017. Prior to joining CVR Partners, Mr. Pytosh served as Executive Vice President and Chief Financial Officer for Alberta, Canada-based Tervita Corporation, an environmental and energy services company. From 2006 to 2010, he served as Senior Vice President and Chief Financial Officer for Covanta Energy Corporation, which owns and operates energy-from-waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia. Prior to Covanta, Mr. Pytosh served as Executive Vice President from 2004 to 2006, and Chief Financial Officer from 2005 to 2006, for Waste Services, Inc., an integrated solid waste services company that operates in the United States and Canada. Prior to joining the renewable energy and waste industries, Mr. Pytosh spent 18 years in the investment banking industry, working with a broad range of clients in the environmental services, automotive, construction equipment and a variety of other industrial sectors. From 2000 to 2004, he was a Managing Director in investment banking at Lehman Brothers, where he led the firm’s global industrial group. Prior to joining Lehman Brothers, he was a Managing Director at Donaldson, Lufkin & Jenrette, where he led the firm’s environmental services and automotive industry groups. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. He serves on the boards of directors for The Fertilizer Institute and the University of Illinois Foundation.

Janice T. DeVelasco serves as Vice President - Environmental, Health, Safety & Security of CVR Energy, the general partner of CVR Refining, and the general partner of CVR Partners, in each case, as of January 2018. She previously served as Vice President - Environmental, Health & Safety for CVR since April 2014.  Ms. DeVelasco has more than 30 years’ experience in environmental, health, safety and risk management.  Before joining the company, she served in progressive technical, management and consulting positions with CITGO Petroleum Corporation and its predecessor companies from 1981 to 2007 and Sage Environmental Consulting, L.P. from 2007 to 2014. Ms. DeVelasco is a licensed professional engineer and holds a bachelor’s degree in chemical engineering from the University of Oklahoma and a master’s degree in business administration from Texas A&M University.

Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion). Mr. Icahn has been: chairman of the board of CVR Refining since January 2013; chairman of the board of CVR Energy since June 2012; chairman of the board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; and President and a member of the executive committee of XO Holdings, a competitive provider of telecom services, since September 2011, and chairman of the board and a director of its predecessors since January 2003. Mr. Icahn was previously: director of Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, from December 2007 to May 2015, and the non-executive chairman of the board of Federal-Mogul from January 2008 to May 2015; chairman of the board and a director of American Railcar Industries, Inc., a railcar manufacturing company, from 1994 to July 2014; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2004 to November 2013; a director of WestPoint Home LLC, a home textiles manufacturer, from October 2005 until December 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010. Mr. Icahn received his B.A. from Princeton University. Mr. Icahn brings to his role as director his significant business experience and leadership role as director in various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his historical background for creating value in companies across multiple industries. Mr. Icahn has proven to be a successful investor over the past 40 years.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises L.P. since October 2006. Mr. Cho has been a director of: Hertz Global Holdings, Inc., a company engaged in the car rental business, since May 2017; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; CVR Refining since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy since May 2012; and American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014). In addition, Mr. Cho serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises L.P., including: Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation), a supplier of automotive powertrain and safety components; Icahn Automotive Group LLC, an automotive parts installer, retailer and distributor; PSC Metals Inc., a metal recycling company; and WestPoint Home LLC, a home textiles manufacturer. Mr. Cho was previously: a member of the Executive Committee of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from September 2013 to June 2017; a director of CVR Partners from May 2012 to April 2017; a director of Viskase Companies, Inc., a meat casing company, from November 2006 to April 2017; and a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Ferrous Resources Limited, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, Icahn Automotive, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn, and American Railcar Leasing was previously indirectly controlled by Mr. Icahn. Mr. Icahn also has or previously had a non−controlling interest in each of Hertz Global Holdings and Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho’s deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

Jonathan Frates has been a Portfolio Company Associate at Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since November 2015. Prior to joining Icahn Enterprises, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has served as a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since December 2016; CVR Partners since April 2016; American Railcar Industries, Inc., a railcar manufacturing company, since March 2016; Viskase Companies, Inc., a meat casing company, since March 2016; CVR Energy since March 2016; and CVR Refining since March 2016. Ferrous Resources, American Railcar Industries, Viskase Companies, CVR Energy, CVR Refining and CVR Partners are each indirectly controlled by Carl C. Icahn. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. Based on Mr. Frates strong financial background and experience as an analyst, we believe that Mr. Frates has the requisite set of skills to serve as a member of our board.

Andrew Langham has been General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since 2014. From 2005 to 2014, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, since 2017; Welbilt, Inc. (formerly known as Manitowoc Foodservice, Inc.), a commercial foodservice equipment manufacturer, since 2016; Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since 2015; CVR Partners since 2015; and CVR Refining since 2014. Mr. Langham was previously a director of CVR Energy from 2014 to 2017. CVR Partners, CVR Refining and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Cheniere, Welbilt and Freeport-McMoRan through the ownership of securities. Mr. Langham received a B.A. from Whitman College, and a J.D. from the University of Washington. Based on Mr. Langham's extensive corporate and public company experience, we believe that Mr. Langham has the requisite set of skills to serve as a member of our board.

Louis J. Pastor has been Deputy General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since 2015. From 2013 to 2015, Mr. Pastor was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Pastor was an Associate at Simpson Thacher & Bartlett LLP, where he advised corporate, private equity and investment banking clients on a wide array of corporate finance transactions, business combination transactions and other general corporate matters. Mr. Pastor has been a director of: CVR Energy since August 2017; Herc Holdings Inc., an international provider of equipment rental and services, since June 2016; CVR Partners since April 2016; and CVR Refining since September 2014. Mr. Pastor has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Mr. Pastor was previously a director of Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, from May 2015 to January 2017. Each of CVR Energy, CVR Refining, CVR Partners, Federal-Mogul and ACF Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herc Holdings through the ownership of securities. Mr. Pastor received a B.A. from The Ohio State University and a J.D. from the University of Pennsylvania. Based on Mr. Pastor's strong finance and corporate experience, we believe that Mr. Pastor has the requisite set of skills to serve as a member of our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2017. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2017.

Corporate Governance Guidelines and Codes of Ethics

Our Corporate Governance Guidelines, as well as our Code of Ethics and Business Conduct, which applies to all of our directors, officers and employees (and which includes additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions) are available free of charge on our website at www.cvrrefining.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by posting such information on our website or by filing a Form 8-K with the SEC.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Mr. David L. Landreth, as executive vice president and chief commercial officer (he served as senior vice president, economics and planning in 2017). The remaining executive officers that are responsible for managing our day-to-day affairs are executive officers of, and are (or were) employed by, CVR Energy, including John J. Lipinski (our former chief executive officer), David L. Lamp, (our chief executive officer), Susan M. Ball (our chief financial officer), John R. Walter (our general counsel) and Martin J. Power (our former chief commercial officer). Throughout this Annual Report, we refer to Messrs. Lipinski and Lamp, Ms. Ball and Messrs. Walter, Landreth and Power as our "named executive officers".

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2017 are as follows: John J. Lipinski (50%); David L. Lamp (50%); Susan M. Ball (55%); John R. Walter (41%); David L. Landreth (100%) and Martin J. Power (95%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its subsidiaries (including CVR Partners).

During 2017, Messrs. Lipinski and Lamp, Ms. Ball, and Messrs. Walter and Power were employed and paid by CVR Energy. Their compensation was determined by CVR Energy. Mr. Landreth is employed by our general partner and his compensation is determined by our general partner. In addition, during 2017 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below.

Pursuant to the services agreement between us, our general partner and CVR Energy, among other matters:

•	CVR Energy makes available to our general partner the services of CVR Energy executive officers and employees who serve as our general partner's executive officers; and

•
We, our general partner and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees. We also pay our allocated portion of performance units and incentive units issued by CVR Energy to those employees providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, our subsidiaries or we pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared employees are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. We are required to pay all compensation amounts allocated to us by CVR Energy (except for certain share-based compensation), although we may object to amounts that we deem unreasonable. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Partners."

With the exception of Mr. Landreth, (who is employed by and whose compensation is determined by, our general partner), during 2017 our named executive officers received all of their compensation and benefits for services performed for our business from CVR Energy, which compensation was set by CVR Energy. Although we bear an allocated portion of CVR Energy's costs of providing compensation and benefits (excluding certain share-based compensation) to the named executive officers, we have no control over such costs and do not establish or direct the compensation policies or practices of CVR Energy. We maintain the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"), which was adopted on January 16, 2013 in connection with the Initial Public Offering. Aside from Mr. Landreth and the CVR Refining LTIP, neither we nor our general partner anticipate setting the compensation for the named executive officers or adopting any compensation or benefits arrangements in the near future. Rather, it is anticipated that the executive officers of our general partner (other than Mr. Landreth) will continue to have their compensation set by CVR Energy and will participate in CVR Energy's benefit plans and programs (with the exception of the CVR Refining LTIP, pursuant to which they may receive awards in the future).

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

As discussed above, 2017 compensation for Messrs. Lipinski and Lamp, Ms. Ball and Messrs. Walter and Power was set by CVR Energy, while the 2017 compensation for Mr. Landreth was set by CVR Refining. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Refining's compensation programs and the second focuses on CVR Energy's compensation programs.

CVR Refining's Compensation Programs

The following discussion relates to the 2017 compensation of the named executive officer who was an employee of our general partner through December 31, 2017, Mr. Landreth. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Landreth. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.

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

Elements of Compensation Program

For 2017, the three primary components of CVR Refining's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officer is also provided with benefits that are generally available to CVR Refining's salaried employees.

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

The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term unitholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Refining and to promote a focused effort on growth and long-term success with long-term enhancement of unitholder value. The chief executive officer of CVR Refining, while not a member of the compensation committee, reviews information provided to CVR Refining by an independent compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.

Longnecker was engaged by CVR Refining to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, along with other market survey and general industry survey information provided by CVR Refining to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Refining generally recommends compensation levels at or near the 50th percentile of the available market survey and general industry survey information.

Base Salary.  Mr. Landreth does not have an employment agreement. Base salaries are set at a level intended to enable CVR Refining to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Refining's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) market survey and general industry survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (a) strategically meet business challenges, (b) achieve financial results, (c) promote legal and ethical compliance, (d) lead their own business or business team for which they are responsible and (e) diligently and effectively respond to immediate needs of the volatile industry and business environment.

Rather than establishing compensation solely on a formula-driven basis, decisions by our compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, the compensation committee reviews published and other market survey and general industry survey information and considers the applicability of the salary data in view of the individual positions within CVR Refining.

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for Mr. Landreth in 2017 in conjunction with his responsibilities and expectations for 2018. They concluded their review in November 2017, and set the base salary for Mr. Landreth of $283,500 as of January 1, 2018. Mr. Landreth was promoted to executive vice president and chief commercial officer effective January 1, 2018 and due to his additional responsibilities, his base salary was adjusted to $430,000 effective January 1, 2018. Individual performance, market data and changes in the named executive officer's positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to market data.

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

Information about total cash compensation paid by members of CVR Refining's industry is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2017, the target bonus for David L. Landreth was 90%. This target percentage was the result of individual negotiations between the named executive officer and CVR Refining, and was in correlation with the market data and other general industry survey information provided by CVR Refining. Specific bonus measures were determined by the compensation committee, following discussions with CVR Refining's management.

Mr. Landreth had the opportunity to earn a bonus in respect of 2017 performance pursuant to the Amended and Restated CVR Energy Inc. Performance Incentive Plan dated April 22, 2016 (the "CVR Energy PIP"). The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Mr. Landreth’s annual bonus is evaluated based on these metrics and approved by our compensation committee. In addition, Mr. Power's annual bonus (at a target of 115%) is also evaluated based on these metrics due to a substantial amount of his time that is devoted to CVR Refining; provided his annual bonus is approved by the compensation committee of CVR Energy. The payment of annual bonuses for the 2017 performance year to the named executive officers was dependent upon the achievement of financial, operational and safety measures, which comprised 35%, 45% and 20% of the annual bonuses, respectively, for Messrs. Landreth and Power. Specific bonus measures were determined by the compensation committee based on its review of relevant market data and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Refining's overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment is made with respect to the measures unless the threshold of the relevant performance measure is achieved.

The 2017 financial measure was adjusted EBITDA for the refining business, which was derived from refining earnings before interest, taxes, depreciation and amortization, and adjusted for loss on extinguishment of debt, turnaround expenses, gain/loss on derivatives, first-in, first-out (FIFO) accounting impacts, asset impairment charges, non-controlling interest and board directed actions.

The 2017 operational measures included the following: petroleum reliability for the Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day, as adjusted at the discretion of our compensation committee for third party events; and production for crude transportation, measured by gathered crude barrels per day.

The 2017 safety measures included the following: OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and crude transportation); OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and crude transportation); EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and crude transportation); air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum operations); air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum operations); tier 1 process safety events (based upon API process safety events and inclusive of petroleum operations); tier 2 process safety events (based upon API process safety events and inclusive of petroleum operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).

The table below reflects the: (i) financial, operational and safety measures used to determine the 2017 bonus for Messrs. Landreth and Power; (ii) threshold, target and maximum performance levels for each measure; (iii) actual results with respect to each measure; and (iv) portion of the 2017 bonus determined based on each such measure. Messrs. Landreth and Power could have received 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2017 Performance Measure	2017 Performance Goals Threshold/Target/Maximum	2017 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA — Petroleum business	Threshold: $270.0 million Target: $300.0 million Maximum: $360.0 million	$401.1 million	35% of bonus for Messrs. Landreth and Power
Petroleum reliability measures (as adjusted)	Threshold: 178,200 bpd Target: 190,200 bpd Maximum: 200,700 bpd	205,263 bpd	35% of bonus for Mr. Landreth; 25% of bonus for Mr. Power
Crude transportation production measure	Threshold: 72,000 bpd Target: 76,000 bpd Maximum: 80,000 bpd	85,735 bpd	10% of bonus for Mr. Landreth; 20% of bonus for Mr. Power
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	13.5%	10% of bonus for Messrs. Landreth and Power
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.0%	10% of bonus for Mr. Landreth
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.5%	5% of bonus for Mr. Power
Crude Transportation Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	6.5%	5% of bonus for Mr. Power

As a result of these levels of performance, Mr. Landreth earned approximately 144.50% of his target annual bonus, and Mr. Power earned approximately 145.52% of his target annual bonus.

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

CVR Refining established the CVR Refining LTIP in January 2013 in connection with the completion of its Initial Public Offering. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Refining LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2017, Mr. Landreth received phantom unit awards pursuant to the CVR Refining LTIP.

Perquisites.  The total value of all perquisites and personal benefits provided by CVR Refining to each of its named executive officers in 2017 was less than $10,000.

CVR Energy's Compensation Programs

The following discussion relates to the 2017 compensation of the named executive officers who are employed by CVR Energy. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Lipinski and Lamp, Ms. Ball, Mr. Walter and Mr. Power. In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.

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

Elements of Compensation Program

For 2017, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.

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

The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term stockholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Energy and to promote a focused effort on growth and long-term success with long-term enhancement of stockholder value. The chief executive officer of CVR Energy, while not a member of the compensation committee, reviews information provided to CVR Energy by an independent compensation consultant, Longnecker, as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Energy to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, along with other market survey and general industry survey information provided by CVR Energy to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Energy generally recommends compensation levels at or near the 50th percentile of the available market survey and general industry survey information.

Base Salary.  Messrs. Lipinski and Power each had an employment agreement with CVR Energy, which agreements expired December 31, 2017 in connection with their retirement, that set forth their respective initial base salary. Mr. Lamp has an employment agreement with CVR Energy that sets forth his initial base salary. Ms. Ball and Mr. Walter do not have employment agreements. Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) market survey and general industry survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (a) strategically meet business challenges, (b) achieve financial results, (c) promote legal and ethical compliance, (d) lead their own business or business team for which they are responsible and (e) diligently and effectively respond to immediate needs of the volatile industry and business environment.

Rather than establishing compensation solely on a formula-driven basis, decisions by the compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, CVR Energy's compensation committee reviews published and other market survey and general industry survey information and considers the applicability of the salary data in view of the individual positions within CVR Energy.

Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2017 in conjunction with their responsibilities and expectations for 2018. Mr. Lamp's base salary of $1,000,000 was set in November 2017 in connection with the execution of his employment agreement. The compensation committee initially reviewed the base salaries of the remaining named executive officers in November 2017, and as of January 1, 2018 set base salaries for Ms. Ball at $440,000 and for Mr. Walter at $312,000. The compensation committee recently reviewed the base salaries for Ms. Ball and Mr. Walter and revised them to $500,000 and $380,000, respectively, effective February 2018. Individual performance, market data and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to market data.

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

Information about total cash compensation paid by members of CVR Energy's industry is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. The named executive officers are eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2017, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (120%), John R. Walter (110%) and Martin J. Power (115%). Mr. Lamp was not eligible for an annual bonus for 2017 under the terms of his employment agreement. These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the market data and other general industry survey information provided by CVR Energy. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.

Each named executive officer (other than Mr. Lamp) had the opportunity to earn bonuses in respect of 2017 pursuant to the CVR Energy PIP. The CVR Energy PIP has separate metrics specific to CVR Refining's financial, operational and safety measures, and Mr. Power's annual bonus is evaluated based on these metrics (and approved by our compensation committee) due to the substantial amount of their time that is devoted to CVR Refining. These metrics and the annual bonus earned by Mr. Power is described above in "Annual Bonus" under “CVR Refining’s Compensation Programs”. The payment of annual bonuses for the 2017 performance year was dependent upon the achievement of financial, operational and safety measures, which comprised 35%, 45% and 20% of the annual bonuses, respectively, for Messrs. Lipinski and Walter and Ms. Ball. Specific bonus measures were determined by the compensation committee based on its review of relevant market data and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment is made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2017 financial measures were consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, loss on extinguishment of debt, asset impairment charges, non-controlling interest, and board-directed actions.
The 2017 operational measures include the following: petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day, as adjusted at the discretion of our compensation committee for third party events; crude transportation production, measured by gathered barrels per day; and fertilizer reliability for the Coffeyville and East Dubuque fertilizer plants, measured by adjusted equivalent tons of UAN production.

The 2017 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and the aggregated EH&S results pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and fertilizer); consolidated OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and fertilizer); consolidated EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and fertilizer); consolidated air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon API process safety events of petroleum and fertilizer operations); and consolidated tier 2 process safety events (based upon API process safety events of petroleum and fertilizer operations).

The table below reflects the: (i) financial, operational and safety measures used to determine 2017 bonuses for the named executive officers; (ii) threshold, target and maximum performance levels for each measure; (iii) actual results with respect to each measure; and (iv) portion of the 2017 bonus that will be determined based on each such measure. The executives may receive 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2017 Performance Measure	2017 Performance Goals Threshold/Target/Maximum	2017 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $353.0 million Target: $394.0 million Maximum: $477.0 million	$458.2 million	35% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Petroleum Reliability Measures (as adjusted)	Threshold: 178,200 bpd Target: 190,200 bpd Maximum: 200,700 bpd	205,263 bpd	30% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Crude Transportation Production Measures	Threshold: 72,000 gathered bpd Target: 76,000 gathered bpd Maximum: 80,000 gathered bpd	85,735 gathered bpd	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Fertilizer Reliability Measures	Threshold: 1,920,000 tons Target: 1,980,000 tons Maximum: 2,090,000 tons	2,050,658 tons	10% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	13.5%	10% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.5%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of nitrogen payout levels Target: 5% of nitrogen payout levels Maximum: 7.5% of nitrogen payout levels	5.2%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball

As a result of these levels of performance, Messrs. Lipinski and Walter and Ms. Ball earned approximately 138.42% of their respective target bonuses.

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

Perquisites.  CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2017 was less than $10,000.

Other Forms of Compensation.  Mr. Lamp has, and Mr. Lipinski previously had, provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.

Compensation Committee Report

The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee
Andrew Langham (Chairman)
Jonathan Frates

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2017, 2016 and 2015 (except as otherwise designated below). In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers by CVR Energy is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John J. Lipinski,	2017	1,000,000		—	3,460,500	38,698	4,499,198
Chief Executive Officer and	2016	1,000,000		—	5,898,750	36,949	6,935,699
President	2015	1,000,000		—	7,187,500	32,214	8,219,714
David L. Lamp,	2017	42,308	75,000	—	1,500,000	—	1,617,308
Chief Executive Officer and
President
Susan M. Ball,	2017	425,000		969,987	705,942	19,612	2,120,541
Chief Financial Officer and	2016	425,000		945,009	489,345	19,082	1,878,436
Treasurer	2015	415,000		945,003	673,338	18,703	2,052,044
John R. Walter	2017	299,616		492,990	456,786	16,987	1,266,379
Senior Vice President,	2016	290,000		450,005	297,497	16,517	1,054,019
General Counsel, and Secretary	2015	275,000		431,018	405,625	16,330	1,127,973
David L. Landreth	2017	272,500		495,999	354,386	24,894	1,147,779
Senior Vice President,	2016	272,500		460,008	225,834	23,636	981,978
Economics and Planning	2015	265,000		460,002	308,990	21,202	1,055,194
Martin J. Power,	2017	330,000		—	552,248	19,657	901,905
Chief Commercial Officer	2016	330,000		650,005	371,531	18,078	1,369,614
	2015	325,000		650,012	510,705	18,078	1,503,795
______________________________________

(1)	The amount in this column for Mr. Lamp includes a $75,000 relocation bonus.

(2)
For 2015, 2016 and 2017, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Messrs. Walter and Power by CVR Energy in December 2015, 2016 and 2017, and for phantom units granted to Mr. Landreth by CVR Refining in December 2015, 2016 and 2017, in each case, computed in accordance with FASB ASC 718, with the assumptions relied upon in such valuation set forth in Note 3 ("Share-Based Compensation") to our audited consolidated financial statements. We pay for our allocated portion of the incentive units pursuant to the services agreement.

(3)
Amounts in this column for 2017, 2016 and 2015 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during those years, paid in 2018, 2017, and 2016 respectively. For Mr. Lipinski, the amounts for 2015 and 2016 also reflect the aggregate grant date fair value for certain performance units granted in December 2015 and December 2016, of $3,500,000 for each year, that are valued based on a performance factor that is tied to certain operational performance metrics. For Mr. Lamp, the amounts for 2017 reflects the aggregate grant date fair value for certain performance units granted in November 2017, of $1,500,000, that are valued based on performance factors that are tied to certain operational performance metrics.

(4)
Amounts in this column for 2017 include the following: (a) a company contribution under the CVR Energy 401(k) plan for each named executive officer (other than Mr. Lamp) of $16,200; (b) $15,640 for Mr. Lipinski, $2,170 for Ms. Ball, $257 for Mr. Walter and $5,138 for Mr. Landreth in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $6,858 for Mr. Lipinski, $1,242 for Ms. Ball, $530 for Mr. Walter, $3,457 for Mr. Power and $3,556 for Mr. Landreth in taxable value (inclusive of associated premiums) provided by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

As described in more detail in the Compensation Discussion and Analysis, during 2017 our named executive officers were employed by CVR Energy and dedicated only a portion of their time to our business in 2017, except for Mr. Landreth who is employed by our general partner and dedicated 100% of his time to the business. The following 2017 cash compensation paid to the named executive officers who are employed by CVR Energy was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2017:

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
John J. Lipinski	500,000	—	1,730,250	19,349
David L. Lamp	21,154	—	750,000	37,500
Susan M. Ball	233,750	533,493	388,268	10,787
John R. Walter	122,842	202,126	187,282	6,965
Martin J. Power	313,500	—	524,636	18,675
_______________________________________

Grants of Plan-Based Awards

The following table sets forth information regarding amounts that could have been earned under the CVR Energy PIP, CVR Energy LTIP and CVR Refining LTIP with respect to the 2017 year, as well as certain incentive unit awards made to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(2)
John J. Lipinski	—	1,250,000	2,500,000	3,750,000	—	—
David L. Lamp	11/01/17	1,050,000	1,500,000	1,650,000
Susan M. Ball	—	255,000	510,000	765,000	—	—
	12/29/17	—	—	—	74,787	969,987
Martin J. Power	—	189,750	379,500	569,250	—	—
John R. Walter		165,000	330,000	495,000
	12/29/17				38,010	492,990
David L. Landreth	—	122,625	245,250	367,875	—	—
	12/29/17	—	—	—	38,242	495,999
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Energy PIP in respect of 2017 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2017 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lamp, amounts also reflect amounts that could be earned under certain performance units issued in November 2017 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain incentive unit awards to Ms. Ball and Mr. Walter by CVR Energy during 2017, and a phantom unit award to Mr. Landreth under the CVR Refining LTIP during 2017, in each case, computed in accordance with FASB ASC Topic 718.

Employment Agreements
John J. Lipinski.    CVR Energy most recently entered into an employment agreement with Mr. Lipinski, as chief executive officer, effective as of January 1, 2016. The agreement had a two-year term and expired December 31, 2017 in connection with Mr. Lipinski's retirement. Mr. Lipinski received an annual base salary of $1,000,000 effective as of January 1, 2017. Mr. Lipinski was also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary for 2017, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy. In addition, Mr. Lipinski was entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lipinski was eligible to receive annually (commencing December 31, 2015) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $3.5 million. The material terms of the performance units are described below. Mr. Lipinski was also eligible to receive an incentive payment of $5 million if (i) CVR Energy (or a subsidiary thereof) obtained an equity or management interest in a logistics master limited partnership (a "Logistics MLP") in a transaction approved by CVR Energy’s (or such subsidiary’s) Board of Directors, provided such Logistics MLP results from an initial public offering, spin transaction, acquisition or joint venture, and (ii) such Logistics MLP was trading on a national securities exchange on or prior to December 31, 2017. Payment of the incentive payment was conditioned upon (x) the foregoing performance objectives being achieved, and (y) Mr. Lipinski remaining employed with CVR Energy through December 31, 2017 (unless, if an employment termination occurs earlier than December 31, 2017, such termination (A) occurs after achievement of such performance objectives and (B) is carried out by CVR Energy without cause or by Mr. Lipinski for good reason (as such terms are defined in the employment agreement)). The employment agreement provides that any such incentive payment will be the obligation of the Logistics MLP and not of CVR Energy. The agreement required Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also included covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lipinski's agreement provided for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
David L. Lamp.    On November 1, 2017, CVR Energy entered into an employment agreement with Mr. Lamp, as chief executive officer, effective December 1, 2017. The agreement has a four-year term continuing through December 31, 2021, unless otherwise terminated by CVR Energy or Mr. Lamp. Mr. Lamp receives an annual base salary of $1,000,000 and is also eligible to receive a performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy. In addition, Mr. Lamp is entitled to participate in such health, insurance, retirement and other employee benefit plans an programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lamp is eligible to receive annually (commencing on November 1, 2017) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $1.5 million. The material terms of the performance units are described below. Mr. Lamp is also eligible to receive an incentive payment of $10 million (the “Incentive Payment”) pursuant to an additional performance unit award under the CVR Energy LTIP. The Incentive Payment becomes payable if either the conditions set forth in the employment agreement or the conditions set forth in a separate Performance Unit Award Agreement (“PU Award Agreement”) (described below) are fulfilled. Pursuant to the employment agreement, the Incentive Payment becomes payable if on or prior to December 31, 2021, either (a) a transaction is consummated which constitutes a change in control (as defined in the employment agreement), or (b) the board approves a transaction which, if consummated, would constitute a change in control and such transaction is consummated on or prior to December 31, 2022. Payment of the Incentive Payment is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2021 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason on or after the satisfaction of the foregoing conditions and prior to December 30, 2021). Subject to the foregoing conditions, the Incentive Payment will, if it becomes payable, be paid within 30 days following the consummation of the transaction constituting a change in control. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of his employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement. The agreement required Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also included covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lamp's agreement provided for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Martin J. Power. Effective December 1, 2014, CVR Energy entered into an employment agreement with Mr. Power. The agreement with Mr. Power had a term extending through December 31, 2017, and expired on such date in connection with his retirement. Mr. Power received an annual base salary of $330,000 effective January 1, 2017. He was also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy (which was set at 115% for 2017). Mr. Power was also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement required Mr. Power to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, and also included covenants relating to non-solicitation and non-competition during his employment and for a period of one year and six months, respectively, following termination of employment. In addition, the employment agreement provided for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Susan M. Ball, John R. Walter and David L. Landreth. Ms. Ball and Messrs. Walter and Landreth do not have employment agreements. Their current base salaries are as follows: Ms. Ball - $500,000; Mr. Walter - $380,000; and Mr. Landreth - $430,000. In addition, each such named executive officer is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Refining LTIP that were held by certain of the named executive officers as of December 31, 2017, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Susan M. Ball	15,411	(2)	269,538
	66,950	(3)	1,170,956
	74,787	(4)	1,237,725
John R. Walter	7,029	(2)	122,937
	31,881	(3)	557,599
	38,010	(4)	629,066
David L. Landreth	7,501	(5)	131,192
	32,590	(6)	569,999
	38,242	(7)	632,905
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 29, 2017, which: (i) for purposes of the incentive units described in footnote (2) and the phantom units described in footnote (5) below, was $17.49 (the closing price of $16.55 plus $0.94 in accrued distributions); (ii) for purposes of the incentive units described in footnote (3) and the phantom units described in footnote (6) below was $17.49 (the closing price of $16.55 plus $0.94 in accrued distributions); and (iii) for purposes of the incentive units described in footnote (4) and the phantom units described in footnote (7) below was $16.55.

(2)
The incentive units reflected were issued on December 18, 2015 and are scheduled to vest on December 18, 2018, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(3)
The incentive units reflected were issued on December 31, 2016 and are scheduled to vest in one-half annual increments on December 16, 2018 and 2019, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(4)
The incentive units reflected were issued on December 29, 2017 and are scheduled to vest in one-third annual increments on December 15 of 2018 through 2020, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(5)
The phantom units reflected were issued on December 18, 2015 and are scheduled to vest on December 18, 2018 provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(6)
The phantom units reflected were issued on December 31, 2016 and are scheduled to vest in one-half annual increments on December 16, 2018 and 2019, provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(7)
The phantom units reflected were issued on December 29, 2017 and are scheduled to vest in one-third annual increments on December 15 of 2018 through 2020, provided the executive continues to serve as an employee of CVR Refining or one of its subsidiaries or parents on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

Equity Awards Vested During Fiscal Year 2017

This table reflects the portion of phantom units granted pursuant to the CVR Refining LTIP as well as incentive awards made by CVR Energy and for which, the Partnership will share in the expense, that became vested during 2017.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Susan M. Ball	17,474	311,561	(1)
	15,411	215,908	(2)
	33,476	468,999	(3)
John R. Walter	7,751	138,200	(1)
	7,029	98,476	(2)
	15,941	223,333	(3)
David L. Landreth	8,455	150,753	(4)
	7,502	105,103	(5)
	16,295	228,293	(6)
Martin J. Power	13,232	235,927	(1)
	10,600	148,506	(2)
	23,026	322,594	(3)
_____________________________________

(1)
For incentive units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $4.06 per unit.

(2)
For incentive units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $0.94 per unit.

(3)
For incentive units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $0.94 per unit.

(4)
For phantom units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $4.06 per unit.

(5)
For phantom units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $0.94 per unit.

(6)
For phantom units that became vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, plus (ii) accrued distributions of $0.94 per unit.

Reimbursement of Expenses of Our General Partner

Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — "Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For services provided during the year ending December 31, 2017, the total amount paid or payable to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $71.5 million.

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

Change-in-Control and Termination Payments

Under the terms of certain of the named executive officers' employment agreements with CVR Energy, they may be entitled to severance and other benefits from CVR Energy following the termination of their employment with CVR Energy. The amounts of potential post-employment payments and benefits in the narrative and table below with respect to Messrs. Lipinski, Lamp and Power assume the triggering event took place on December 31, 2017, are based on salaries as of December 31, 2017 and assume the payment of bonuses at 100% of target. Pursuant to the services agreement that we entered into with CVR Energy in connection with the Initial Public Offering, we are responsible for the payment of our proportionate share of the severance and other benefits costs following the termination of employment of the executive officers that are employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment was terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski would have been entitled to receive as severance: (i) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the "Lipinski Post-Employment Period"); and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. In addition, if Mr. Lipinski's employment was terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski would have been entitled to receive 1/6 of his target bonus for the year of termination for each month of the Lipinski Post-Employment Period.
If Mr. Lipinski's employment was terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski would have been entitled to disability payments during the Lipinski Post-Employment Period equal to the base rate of Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lipinski would have been required to execute, deliver and not revoke a general release of claims and abide by restrictive covenants as detailed below. If Mr. Lipinski's employment was terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) would have been paid the base salary Mr. Lipinski would have received had he remained employed through the Lipinski Post-Employment Period, and a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski would be required to cooperate in obtaining such insurance. Mr. Lipinski does not receive any payments or benefits in the event of retirement.
If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason. The agreement required Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also included covenants relating to non-solicitation and non-competition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable).
David L. Lamp.     If Mr. Lamp's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lamp for good reason (as these terms are defined in his employment agreement), then in addition to any Accrued Amounts, Mr. Lamp is entitled to receive as severance: (i) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the "Lamp Post-Employment Period"); and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. In addition, if Mr. Lamp's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lamp for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lamp will receive the Incentive Payment within 30 days following the consummation of the change in control.
If Mr. Lamp's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lamp under disability plan(s), Mr. Lamp is entitled to disability payments during the Lamp Post-Employment Period equal to the base rate of Mr. Lamp's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants as detailed below. If Mr. Lamp's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lamp's beneficiary (or his estate) will be paid the base salary Mr. Lamp would have received had he remained employed through the Lamp Post-Employment Period, and a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lamp's supplemental disability payments or the payments due to Mr. Lamp's beneficiary or estate by reason of his death. Mr. Lamp would be required to cooperate in obtaining such insurance. Mr. Lamp does not receive any payments or benefits in the event of retirement.

If any payments or distributions due to Mr. Lamp would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lamp (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lamp would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason. The agreement requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and non-competition during Mr. Lamp's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable).
Martin J. Power.   If the employment of Mr. Power was terminated either by CVR Energy without cause and other than for disability or by Mr. Power for good reason (as such terms are defined in his employment agreement), then Mr. Power would have been entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for the lesser of six months or the remainder of the term of the agreement, (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) subject to his timely election, and the availability thereof, continuation coverage under our general partner's group health plan as provided under Part 6 of Title I of the Employment Retirement Income Security Act of 1974 (as amended) and Section 4980B of the Internal Revenue Code of 1986 (as amended) (collectively, “COBRA”) for the applicable continuation period under COBRA.
As a condition to receiving these severance payments and benefits, Mr. Power would have been required to (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreement provided that if any payments or distributions due to Mr. Power would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. Mr. Power would solely be entitled to Accrued Amounts, if any, upon the termination of employment by our general partner for cause, or by Mr. Power voluntarily without good reason. The agreement required Mr. Power to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also included covenants relating to non-solicitation and non-competition during the employment term and for six months and one year, respectively, following the end of the term.
Susan M. Ball, John R. Walter and David L. Landreth.    Ms. Ball and Messrs. Walter and Landreth do not have employment agreements and are not entitled to any severance and other benefits from CVR Energy or our general partner following the termination of their employment.

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski(4)	2,500,000	2,500,000	—	2,500,000	2,500,000	—	—	—	—	—
David L. Lamp	500,000	500,000	—	500,000	10,500,000	—	—	—	—	—
Martin J. Power(5)	—	—	—	379,500	379,500	—	—	—	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.

(4)
The table above shows the payment of Mr. Lipinski's bonus at target under the described circumstances. Mr. Lipinski retired December 31, 2017 concurrent with the expiration of his employment agreement. Under the terms of his employment agreement following expiration, he received his actual earned bonus for 2017, as disclosed in the Summary Compensation Table of $3,460,500.

(5)
The table above shows the payment of Mr. Power's bonus at target under the described circumstances. Mr. Power retired December 31, 2017 concurrent with the expiration of his employment agreement. Under the terms of his employment agreement following expiration, he received his actual earned bonus for 2017, as disclosed in the Summary Compensation Table of $552,248.

Each of our named executive officers of our general partner who is employed by CVR Energy (except for Mr. Lipinski) has been granted incentive units by CVR Energy.

In December 2015, 2016 and 2017 CVR Energy granted Ms. Ball and Mr. Walter, and in December 2015 and 2016 CVR Energy granted Mr. Power, awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the ten trading days preceding vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments on each annual vesting date, subject to immediate vesting under certain circumstances. With respect to Ms. Ball (for the 2015 award agreement), the award becomes immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If (x) Ms. Ball or Messrs. Walter or Power is terminated other than for cause, or (y) Ms. Ball (for the 2015 award agreement) or Mr. Power (for the 2015-2016 award agreements) resigns for good reason in the absence of a change in control, or (z) if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. Upon his retirement on December 31, 2017, Mr. Power forfeited any unvested incentive units granted by CVR Energy.

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
In November 2017, CVR Energy granted Mr. Lamp an award of 1,500 performance units. The award represents the right to receive a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, and both the performance factor and performance objective(s) will be determined by CVR Energy's compensation committee. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2019. The award is subject to transfer restrictions and carries a performance cycle commencing January 1, 2018 and ending on December 31, 2018. In the event of Mr. Lamp's termination of employment prior to the applicable payment date by reason of Mr. Lamp's death or disability, all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lamp, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event prior to the applicable payment date Mr. Lamp's employment is terminated by CVR Energy other than for cause or by reason of Mr. Lamp's resignation for good reason, a pro rata portion of the performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lamp, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event that Mr. Lamp's employment terminates for any other reason prior to the dates set forth above, all performance units with respect to which a payment date has not yet occurred will be forfeited immediately.
In November 2017, CVR Energy also entered into the PU Award Agreement in which Mr. Lamp was granted performance units with a cash value equal to the Incentive Payment. In addition to the change in control trigger described above, the award will vest and the Incentive Payment will become payable if the average closing price of CVR Energy’s common stock on the New York Stock Exchange over the 30-day trading period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. The award will be immediately forfeited and terminated if the foregoing vesting condition is not satisfied, or if at any time, on or prior to December 31, 2021, Mr. Lamp’s employment with CVR Energy is terminated for any or no reason, a change in control occurs, or the board approves a transaction, which, if consummated, would constitute a change in control. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement.

The following table reflects the value of accelerated vesting of the unvested incentive units held by the named executive officers assuming the triggering event took place on December 31, 2017. For purposes of the December 2015 incentive unit award, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2017, or $14.96 per unit plus accrued distributions of $0.94 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which is the only award held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. The table also does not take into consideration the value of the performance units held by Mr. Lamp, since the performance cycle does not commence until January 1, 2018. Messrs. Walter and Power do not have any awards from CVR Energy that qualify for acceleration in the event of their termination as of December 31, 2017. Upon his retirement on December 31, 2017, Mr. Power forfeited any unvested incentive units granted by CVR Energy.

Value of Accelerated Vesting of Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	—	—	—	—	245,035
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.

Mr. Landreth was awarded phantom units and distribution equivalent rights pursuant to the CVR Refining LTIP in December 2015, 2016 and 2017. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the CVR Refining's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments on each annual vesting date. If Mr. Landreth is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the awards scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.

Mr. Landreth does not have any awards from CVR Refining that qualify for acceleration in the event of his termination as of December 31, 2017.

Pay Ratio

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the Partnership's Principal Executive Officer ("PEO") to the median employee's annual total compensation. For 2017, we calculated this ratio using Mr. Lipinski as our PEO. Mr. Lipinski served as Chief Executive Officer and President and a director of our general partner until his retirement on December 31, 2017. Set forth below for 2017 is a comparison of (i) the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEO) and (ii) the annual total compensation of our PEO (as adjusted to reflect the compensation attributable to his service to the Partnership). The median of the annual total compensation and the pay ratio described below are reasonable estimates calculated by the Partnership in a manner consistent with Item 402(u) of Regulation S-K.
We estimate that the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEO) was $108,925 for 2017. The annual total compensation of Mr. Lipinski, our PEO for 2017, as reported in the Summary Compensation Table included in this Item 11, was $2,249,599 for 2017 (as adjusted to reflect the compensation attributable to his service to the Partnership).
Based on this information, we estimate that the ratio of the annual total compensation of our PEO to the median of the annual total compensation of all employees was 21 to 1 for 2017.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our PEO, we used the following methodology and made the following material assumptions, adjustments, and estimates:
1.    For 2017, we calculated this ratio using Mr. Lipinski as our PEO. Mr. Lipinski served as Chief Executive Officer and President and a director of our general partner until his retirement on December 31, 2017. Mr. Lamp succeeded Mr. Lipinski and was appointed as co-Chief Executive Officer and President of our general partner on December 1, 2017 and joined the board of directors of our general partner effective January 1, 2018. We calculated the pay ratio for 2017 using Mr. Lipinski as our PEO, rather than Mr. Lamp, because Mr. Lipinski served in this capacity for the entirety of 2017 while Mr. Lamp served in this capacity for only one month.
2.    We determined that, as of December 31, 2017, the employee population of the Partnership and its consolidated subsidiaries consisted of 959 individuals.
3.    To identify the "median employee" from the employee population, we compared the amount of annual total compensation of such employees for 2017 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We "annualized" the compensation of our full-time and part-time permanent employees as of December 31, 2017 to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the "median employee."
4.    Once we identified our median employee, we included the elements of such employee's compensation for 2017 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $108,925. With respect to the annual total compensation of our PEO, we used the amount reported in the "Total" column of our 2017 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to our PEO's service to the Partnership as further described in the table immediately following our 2017 Summary Compensation Table.
Director Compensation

Officers, employees and directors of CVR Energy or its affiliates who serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Independent directors who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for attending meetings of our general partner's board of directors and committees thereof. For 2017, independent directors receive an annual director fee of $75,000, paid quarterly, and meeting fees of $1,000 per meeting. In addition, independent directors also receive an additional annual retainer of $5,000 for serving as the chairman of any board committee, an additional annual retainer of $1,000 for serving on a board committee and are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation earned by or paid to each independent director of our general partner for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash (1)($)	Unit Awards ($)	Total Compensation ($)
Glenn R. Zander	85,000	—	85,000
Kenneth Shea	77,000	—	77,000
Jon R. Whitney	82,000	—	82,000
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding beneficial ownership of our common units as of February 20, 2018 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.

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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
CVR Refining GP, LLC(2)	—	—
CVR Energy, Inc.(3)	97,315,764	65.9%
John J. Lipinski(4)	200,000	*
David L. Lamp	—	—
Susan M. Ball	8,000	*
John R. Walter	1,000	*
David L. Landreth	11,000	*
Martin J. Power(5)	—	—
Carl C. Icahn(6)	103,065,764	69.8%
SungHwan Cho	—	—
Jonathan Frates	—	—
Andrew Langham	2,000	*
Louis J. Pastor	—	—
Kenneth Shea	—	—
Jon R. Whitney	6,000	*
Glenn R. Zander	5,000	*
All directors and executive officers of our general partner as a group (14 persons)(7)	103,102,764	69.9%
_______________________________________

*	Less than 1%

(1)	Based on 147,600,000 common units outstanding as of February 20, 2018.

(2)	CVR Refining GP, LLC, a wholly owned subsidiary of CVR Refining Holdings, is our general partner and manages and operates our business and has a non-economic general partner interest.

(3)
97,303,764 of these common units are owned of record by CVR Refining Holdings, LLC and 12,000 of these common units are owned of record by CVR Refining Holdings Sub, LLC, each of which is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy, Inc. is a publicly traded company. The directors of CVR Energy are Carl C. Icahn, Bob G. Alexander, SungHwan Cho, Jonathan Frates, David L. Lamp, Stephen Mongillo, Louis J. Pastor and James M. Strock.

(4)
Mr. Lipinski owns 80,000 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 120,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust. Mr. Lipinski retired December 31, 2017. The information reported for Mr Lipinski is based on information available to the Partnership and may not reflect his current beneficial ownership.

(5)	Mr. Power retired December 31, 2017. The information reported for Mr. Power is based on information available to the Partnership and may not reflect his current beneficial ownership.

(6)
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

(7)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 8,000 common units owned by Ms. Ball, the 1,000 common units owned by Mr. Walter, the 11,000 common units owned by Mr. Landreth and the 4,000 common units owned by Janice T. DeVelasco, (ii) the 103,065,764 common units owned directly or indirectly by Mr. Icahn, (iii) the 2,000 common units owned by Mr. Langham, (iv) the 6,000 common units owned by Mr. Whitney, and (v) the 5,000 common units owned by Mr. Zander. The number does not include common units held by Messrs. Lipinski or Power as they were not serving directors or as executive officers of the Partnership as of the date of this filing.

The following table sets forth, as of February 20, 2018, the number of shares of common stock of CVR Energy beneficially owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent(1)
John J. Lipinski(2)	—	—
David L. Lamp	—	—
Susan M. Ball	—	—
John R. Walter	—	—
David L. Landreth	—	—
Martin J. Power(3)	—	—
Carl C. Icahn(4)	71,198,718	82%
SungHwan Cho	—	—
Jonathan Frates
Andrew Langham	—	—
Louis J. Pastor	—	—
Kenneth Shea	—	—
Jon R. Whitney	—	—
Glenn R. Zander	—	—
All directors and executive officers of our general partner as a group (14 persons)	71,198,719	82%
_______________________________________

*	Less than 1%

(1)	Percentage calculated based upon 86,831,050 shares of common stock outstanding as of February 20, 2018.

(2)	Mr. Lipinski retired December 31, 2017. The information reported for Mr Lipinski is based on information available to the Partnership and may not reflect his current beneficial ownership.

(3)	Mr. Power retired December 31, 2017. The information reported for Mr. Power is based on information available to the Partnership and may not reflect his current beneficial ownership.

(4)
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
_______________________________________

(1)
Represents units that remain available for future issuance pursuant to the CVR Refining LTIP in connection with awards of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. As of December 31, 2017, no awards had been granted under the CVR Refining LTIP to any of our named executive officers that would reduce the units available for issuance.

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

Distributions and Payments to CVR Energy and its Affiliates

We make cash distributions to our unitholders, including CVR Refining Holdings, as the direct and indirect holder of 97,315,764 common units, and affiliates of IEP, the holder of 5,750,000 common units. For the year ended December 31, 2017, we paid $138.7 million in quarterly distributions to our unitholders. See Part II, Item 8, Note 9 ("Partners’ Capital and Partnership Distributions") of this Report for further discussion.

Agreements with CVR Energy and CVR Partners

CVR Refining and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners and its subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), that govern the business relations among each party. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. The agreements are described as in effect at December 31, 2017, unless otherwise noted.

Intercompany Credit Facility

In connection with the Initial Public Offering, on January 23, 2013, Refining LLC entered into a new $150.0 million intercompany credit facility with CRLLC as the lender to be used to fund growth capital expenditures, which was subsequently expanded to $250.0 million on October 29, 2014. As discussed in Part II, Item 8, Note 8 ("Long-Term Debt"), the Partnership reviewed the needs of the intercompany credit facility and decided to lower the borrowing capacity back to the original level of $150.0 million effective December 1, 2017. As of December 31, 2017, we had no borrowings outstanding under the facility. See Part II, Item 7 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Intercompany Credit Facility."

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

CRNF will pay any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF is entitled to offset any amount payable for the pet coke against any amount CRRM owes under the feedstock and shared services agreement, which is described below. If CRNF fails to pay an invoice on time, it must pay interest on the outstanding amount payable at a rate of three percent above the prime rate.

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

The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of CRNF's operations at its Coffeyville nitrogen fertilizer plant or at CRRM's Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

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

Our pet coke sales price per ton sold averaged $6.14 for the year ended December 31, 2017. Our total sales to CVR Partners were approximately $2.0 million for the year ended December 31, 2017. Receivables of approximately $0.1 million related to the coke supply agreement were included in accounts receivable on the Consolidated Balance Sheets as of December 31, 2017.

Feedstock and Shared Services Agreement

CRNF is party to a feedstock and shared services agreement with CRNF, under which the two parties provide feedstock and other services to one another. The feedstocks and services are utilized in the respective production processes of our Coffeyville refinery and CRNF's Coffeyville nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas. The agreement was amended and restated effective January 1, 2017.

CRNF transfers hydrogen to CRRM pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's fertilizer plant, if such sale would adversely affect the Nitrogen Fertilizer Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by CRNF. The price we pay for purchases of hydrogen from CRNF is based on ammonia prices for sales of hydrogen up to a designated amount. For purchases of hydrogen in excess of that amount, the price reverts to a UAN pricing structure to make CRNF whole, as if it had produced UAN for sale. For the year ended December 31, 2017, we recorded approximately $0.4 million in cost of materials and other for net monthly purchases of hydrogen from CRNF. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement below.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net expenses reimbursed in direct operating expenses (exclusive of depreciation and amortization) during the year ended December 31, 2017 was approximately $0.2 million related to high-pressure steam.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of CRNF's nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in the CRNF electric bill. There were no payments associated with nitrogen for the year ended December 31, 2017.

The agreement also provides that both parties must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase at a minimum flow rate, to the extent produced by its Linde air separation plant and available to CRNF. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the CRNF electric bill. To the extent that instrument air is not available from the Linde air separation plant but is available from CRRM, we are required to make instrument air available to CRNF for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. There was no reimbursed direct operating expense or paid amounts for the year ended December 31, 2017.

CRNF is obligated to provide oxygen produced by its Linde air separation plant and made available to it to the extent that such oxygen is not required for operation of its nitrogen fertilizer plant. The oxygen is required to meet certain specifications. Approximately $0.1 million was reimbursed to CRNF for the purchase of oxygen for the year ended December 31, 2017 and was included as an increase to direct operating expenses (exclusive of depreciation and amortization).

Prior to November 1, 2017, the feedstock and shared services agreement provided a mechanism pursuant to which CRNF transferred a tail gas stream to CRRM. The net amount of direct operating expenses generated from the purchase of tail gas from CRNF were nominal for the the year ended December 31, 2017. In April 2011, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF paid CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years.

Effective November 1, 2017, the feedstock and shared services agreement was amended to provide a mechanism to transfer a natural gas stream from CRRM to CRNF, and CRNF will no longer transfer tail gas to CRRM. The pipe previously used for the transfer of tail gas was altered to exclusively allow for the transportation of natural gas. CRRM will nominate and purchase natural gas transportation and natural gas supplies for CRNF. CRNF will reimburse CRRM for the commodity cost of the natural gas and will pay a nominal fee for transportation and maintenance.

CRNF also occasionally provides finished product tank capacity to CRRM under the agreement. There was no reimbursed direct operating expense for the use of tank capacity for the year ended December 31, 2017.

The agreement also addresses the allocation of various other feedstocks, services and related costs between the parties. Sour water, water for use in fire emergencies, tank storage, costs associated with security services, and costs associated with the removal of excess sulfur are all allocated between the two parties by the terms of the agreement. The agreement also requires CRNF to reimburse CRRM for utility costs related to a sulfur processing agreement between us and Tessenderlo Kerley, Inc. ("Tessenderlo Kerley"). CRNF has a similar agreement with Tessenderlo Kerley. Otherwise, costs relating to both parties' existing agreements with Tessenderlo Kerley are allocated equally between us except in certain circumstances.

The parties may temporarily suspend the provision of feedstocks or services pursuant to the terms of the agreement if repairs or maintenance are necessary on applicable facilities. Additionally, the agreement imposes minimum insurance requirements on the parties and their affiliates.

At December 31, 2017 , payables of approximately $0.2 million were included in accounts payable on the Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases and tail gas discussed above. At December 31, 2017, receivables of approximately $1.0 million were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

The agreement has an initial term of 20 years, ending in 2031, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at CRNF's Coffeyville nitrogen fertilizer plant or CRRM's Coffeyville refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding, or otherwise becomes insolvent. Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from either party or certain affiliates.

Hydrogen Purchase and Sales Agreement

CRRM and CRNF entered into a hydrogen purchase and sale agreement effective January 1, 2017, pursuant to which, CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event CRNF fails to take delivery of the full committed volume in a month, CRNF remains obligated to pay CRRM for a monthly fixed fee and also to pay a monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, CRNF will be entitled to a pro-rata reduction of the monthly fixed fee. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.

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

For the year ended December 31, 2017, the gross sales of hydrogen to CRNF were approximately $4.2 million. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At December 31, 2017, current recoveries, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.3 million were included in accounts receivable on the Consolidated Balance Sheets associated with net hydrogen sales to CRNF.

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

Terminal and Operating Lease Agreement

On May 4, 2012, CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the year ended December 31, 2017, CRT recognized approximately $0.1 million of income related to the terminal and operating lease agreement.

Lease Agreement

CRNF is party to a lease agreement with CRRM in October 2007 under which CRNF leases certain office and laboratory space. The initial term of the lease was extended an additional year and will expire in October 2018, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days' prior written notice. In addition, CRNF has the option to renew the lease agreement for up to four additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term. For the year ended December 31, 2017, income related to CRNF's use of the office and laboratory space totaled approximately $0.1 million. There were no amounts due with respect to the lease agreement as of December 31, 2017.

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

Net amounts incurred under the services agreement for the year ended December 31, 2017 were approximately $61.8 million and were included in direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses (exclusive of depreciation and amortization). At December 31, 2017, payables and liabilities of $14.0 million were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Trademark License Agreement

We are party to a Trademark License Agreement with CVR Energy pursuant to which CVR Energy has granted us a non-exclusive, non-transferrable license to use the Coffeyville Resources and CVR Refining trademarks in connection with our business. We agree to use the marks only in the form and manner and with appropriate legends as prescribed from time to time by CVR Energy, and agree that the nature and quality of the business that uses the marks will conform to standards currently applied by CVR Energy. Either party may terminate the license with 60 days' prior notice.

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

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August of 2013. The audit committee has not selected the independent registered public accounting firm for the fiscal year ending December 31, 2018.

The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrrefining.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2017.

The following table presents fees billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2017 and 2016:

	Fiscal	Fiscal
	Year 2017	Year 2016
Audit fees(1)	$1,003,400	$1,289,100
Audit-related fees(2)	12,400	15,000
Tax fees	—	—
All other fees	—	—
Total	$1,015,800	$1,304,100

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2017 and 2016, the audit of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2017 and 2016 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal years 2017 and 2016. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

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

10.2**+	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013).

10.2.1**+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.2.2 to the Partnership's Form 10-K filed on February 20, 2015).

10.2.2*+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.3**+
Other Unit Based Award Agreement, dated as of April 15, 2015, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.3 to the Partnership's Form 10-K filed on February 19, 2016).

10.4**
Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 10-Q filed on May 1, 2017).

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

10.7.1**
Amendment No. 1 to Amended and Restated ABL Credit Agreement, dated November 14, 2017, by and among CVR Refining, LP, Coffeyville Finance Inc., CVR Refining, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC, CVR Logistics, LLC, a group of lenders and Wells Fargo, National Association, as administrative agent and collateral agent (incorporated by reference as Exhibit 10.1 to the Partnership’s Form 8-K filed on November 17, 2017).

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

10.17**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by CVR Partners LP on April 27, 2017 (Commission File No. 001-35120)).

10.17.1**
Amendment to the Second Amended and Restated Feedstock and Shared Services Agreement, dated as of November 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7.1 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

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

10.20**
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

10.23**+
Employment Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.20 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.24**+
Performance Unit Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.21 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.25**+
Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.22 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.26**+
Employment Agreement, dated as of December 1, 2014, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.25 to the Partnership's Form 10-K filed on February 20, 2015).

10.27**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on January 23, 2013).

10.28**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the form 10-Q filed by CVR Partners, LP on August 2, 2012 (Commission File No. 001-35120)).

21.1**	List of Subsidiaries of CVR Refining, LP. (incorporated by reference to Exhibit 21.1 to the Partnership's Form S-1 filed on October 1, 2012).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer.

32.1†	Section 1350 Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer.

101*
The following financial information for CVR Refining LP's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, tagged in detail.

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Refining, LP
By:	CVR Refining GP, LLC, its general partner
By:	/s/ DAVID L. LAMP
Name: David L. Lamp Title: President and Chief Executive Officer
Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
David L. Lamp

/s/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2018
Susan M. Ball

	Director	February 23, 2018
Carl C. Icahn

/s/ SUNGHWAN CHO	Director	February 23, 2018
SungHwan Cho

/s/ JONATHAN FRATES	Director	February 23, 2018
Jonathan Frates

/s/ ANDREW LANGHAM	Director	February 23, 2018
Andrew Langham

/s/ LOUIS J. PASTOR	Director	February 23, 2018
Louis J. Pastor

/s/ KENNETH SHEA	Director	February 23, 2018
Kenneth Shea

/s/ JON R. WHITNEY	Director	February 23, 2018
Jon R. Whitney

/s/ GLENN R. ZANDER	Director	February 23, 2018
Glenn R. Zander