Form 10-Q
period 2018-03-31
CVR Refining, LP
filed 2018-04-27
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 147,600,000 common units outstanding at April 24, 2018.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2018

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this "Report").

2017 Form 10-K — Our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 26, 2018.

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

capacity — Capacity is defined as the throughput a process unit is capable of sustaining, either on a calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as crude oil and other feedstock costs, product values and downstream unit constraints.

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

Midway — Midway Pipeline LLC.

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

RFS — Renewable Fuel Standard of the Environmental Protection Agency ("EPA").

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$106.9	$173.8
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $1.1, including $0.0 and $0.1 due from affiliates at March 31, 2018 and December 31, 2017, respectively	164.4	168.9
Inventories	366.6	331.2
Prepaid expenses and other current assets, including $1.5 and $1.5 due from affiliates at March 31, 2018 and December 31, 2017, respectively	107.9	25.9
Total current assets	745.8	699.8
Property, plant, and equipment, net of accumulated depreciation	1,459.4	1,478.8
Equity method investments in affiliates	83.5	82.8
Other long-term assets	6.6	8.5
Total assets	$2,295.3	$2,269.9
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$2.2	$2.1
Accounts payable, including $4.9 and $4.9 due to affiliates at March 31, 2018 and December 31, 2017, respectively	323.3	312.3
Personnel accruals, including $2.5 and $4.1 due to affiliates at March 31, 2018 and December 31, 2017, respectively	15.6	27.3
Accrued taxes other than income taxes	21.7	24.9
Accrued expenses and other current liabilities, including $3.1 and $10.6 due to affiliates at March 31, 2018 and December 31, 2017, respectively	65.9	115.7
Total current liabilities	428.7	482.3
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	538.2	538.5
Other long-term liabilities	1.3	2.3
Total long-term liabilities	539.5	540.8
Commitments and contingencies
Partners’ capital:
Common unitholders, 147,600,000 units issued and outstanding at March 31, 2018 and December 31, 2017	1,327.1	1,246.8
General partner interest	—	—
Total partners’ capital	1,327.1	1,246.8
Total liabilities and partners' capital	$2,295.3	$2,269.9

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,458.2	$1,423.5
Operating costs and expenses:
Cost of materials and other	1,217.7	1,201.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	93.0	102.1
Depreciation and amortization	32.7	33.3
Cost of sales	1,343.4	1,336.7
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	16.6	20.0
Depreciation and amortization	1.0	0.8
Total operating costs and expenses	1,361.0	1,357.5
Operating income	97.2	66.0
Other income (expense):
Interest expense and other financing costs	(11.4)	(11.2)
Interest income	0.1	—
Gain on derivatives, net	59.3	12.2
Other income, net	1.5	—
Total other income	49.5	1.0
Income before income tax expense	146.7	67.0
Income tax expense	—	—
Net income	$146.7	$67.0

Net income per common unit - basic and diluted	$0.99	$0.45

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	Common Units Issued	Common Unitholders	General Partner Interest	Total Partners' Capital
	(unaudited)
	(in millions, except unit data)
Balance at December 31, 2017	147,600,000	$1,246.8	$—	$1,246.8
Cash distributions to common unitholders - Affiliates	—	(46.4)	—	(46.4)
Cash distributions to common unitholders - Non-affiliates	—	(20.0)	—	(20.0)
Net income	—	146.7	—	146.7
Balance at March 31, 2018	147,600,000	$1,327.1	$—	$1,327.1

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$146.7	$67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.7	34.1
Allowance for doubtful accounts	(0.2)	0.7
Amortization of deferred financing costs	0.3	0.5
Loss on disposition of assets	—	0.5
Share-based compensation	0.9	2.1
Gain on derivatives, net	(59.3)	(12.2)
Current period settlements on derivative contracts	13.7	1.2
Income from equity method investments, net of distributions	(0.7)	—
Changes in assets and liabilities:
Accounts receivable	4.8	9.3
Inventories	(35.5)	1.3
Prepaid expenses and other current assets	(78.9)	29.3
Other long-term assets	0.9	—
Accounts payable	13.1	(5.6)
Accrued expenses and other current liabilities	(22.7)	(11.7)
Other long-term liabilities	(0.9)	(0.4)
Net cash provided by operating activities	15.9	116.1
Cash flows from investing activities:
Capital expenditures	(16.0)	(19.6)
Investment in affiliates, net of return of investment	0.1	(1.4)
Net cash used in investing activities	(15.9)	(21.0)
Cash flows from financing activities:
Payment of capital lease obligations	(0.5)	(0.4)
Distributions to common unitholders – affiliates	(46.4)	—
Distributions to common unitholders – non-affiliates	(20.0)	—
Net cash used in financing activities	(66.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	(66.9)	94.7
Cash and cash equivalents, beginning of period	173.8	314.1
Cash and cash equivalents, end of period	$106.9	$408.8

Supplemental disclosures:
Cash paid for interest net of capitalized interest of $0.3 and $0.3 in 2018 and 2017, respectively	$3.0	$2.8
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$4.7	$8.9
Change in accounts payable related to construction in process additions	$(2.2)	$(0.3)

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

(1) Organization and Nature of Business

CVR Refining, LP and subsidiaries ("CVR Refining" or the "Partnership") is an independent petroleum refiner and marketer of high value transportation fuels. The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of March 31, 2018, Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy"), owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of March 31, 2018, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares. CVR Refining's common units, which are listed on the New York Stock Exchange ("NYSE"), began trading on January 17, 2013 under the symbol "CVRR."

Management and Operations

The Partnership is party to a services agreement pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in CVR Refining's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings, LLC, a subsidiary of CRLLC, as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto included in CVR Refining's Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018 (the "2017 Form 10-K").

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2018 and December 31, 2017, the results of operations of the Partnership for the three month periods ended March 31, 2018 and 2017, the changes in partners' capital for the Partnership for the three month period ended March 31, 2018 and the cash flows of the Partnership for the three month periods ended March 31, 2018 and 2017.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2018 or any other interim or annual period.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(3) Recent Accounting Pronouncements

Adoption of New Accounting Standard

On January 1, 2018, the Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" (“ASC 606”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The standard was applied prospectively and the comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for the prior period. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new standard and, as such, a cumulative effect adjustment of applying the standard using the modified retrospective method was not recorded.

Impact on Financial Statements

The Partnership identified a presentation change associated with a fee collected from certain customers that were previously recorded as a reduction to cost of materials and other. The particular fee, the Oil Spill Liability Tax, relates to taxes imposed on refineries as part of the crude oil procurement process, and is charged to certain of the Partnership’s customers on product sales and is required under the new standard to be included in the transaction price.

The following table displays the effect of the change to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 for the adoption of ASC 606. The Partnership’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows were not impacted due to the adoption of ASC 606 as of and for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
		(in millions)
Revenues
Net sales	$1,458.2	$1,458.0	$0.2

Cost and Expenses
Cost of materials and other	1,217.7	1,217.5	0.2

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”) creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership expects its assessment and implementation plan to be ongoing during 2018 and is currently unable to reasonably estimate the impact of adopting the new lease standard on its consolidated financial statements and related disclosures. The Partnership currently believes the most significant change will relate to the recognition of right-of-use assets and leases liability on the balance sheet for existing long-term operating leases, and the potential recognition for agreements that do not currently meet the definition of a lease under ASC Topic 840, which will require an evaluation of the Partnership's unconditional purchase obligations primarily related to petroleum transportation and storage service agreements. The impact of the new standard on right-of-use assets, leases liability and related disclosures could be material to the Partnership's consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(4) Revenue

The following table presents the Partnership’s revenue disaggregated by major product.

Three Months Ended March 31, 2018
(in millions)
Major Product
Gasoline	$711.7
Distillates	652.2
Freight revenue	5.5
Other (a)	87.3
Revenue from product sales	1,456.7

Other revenue (b)	1.5
Total revenue	$1,458.2

(a) Other product sales primarily include crude oil, feedstocks and asphalt sales.
(b) Other revenue consists primarily of Cushing, OK storage tank lease revenue.

The Partnership’s revenue from product sales is recorded upon delivery of the products to customers, which is the point at which title is transferred and the customer has assumed the risk of loss. This generally takes place as product passes into the pipeline, as a product transfer order occurs within a pipeline system, or as product enters equipment or locations supplied or designated by the customer. The Partnership has elected to apply the sales tax practical expedient, whereby qualifying excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

Many of the Partnership’s contracts have index-based pricing which is considered variable consideration that should be estimated in determining the transaction price. The Partnership determined that it does not need to estimate the variable consideration because the uncertainty related to the consideration is resolved on the pricing date or the date when the product is delivered.

The Partnership may incur broker commissions or transportation costs prior to product transfer on some of its sales. The Partnership has elected to apply the practical expedient allowing it to expense the broker costs since the contract durations are less than a year in length. Transportation costs are accounted for as fulfillment costs and are expensed as incurred since they do not meet the requirement for capitalization.

The Partnership’s contracts with its customers state the terms of the sale, including the description, quantity, and price of each product sold. Depending on the product sold, payment from customers is generally due in full within 2 to 32 days of product delivery or invoice date. The Partnership’s contracts with customers commonly include a provision which states that the Partnership will accept customer returns of off-spec product, refund the customer (or provide on-spec product), and pay for damages to any customer equipment which resulted from the off-spec product. Typically, if the customer is not satisfied with the product, the price is adjusted downward instead of the product being returned or exchanged. The Partnership has determined that product returns or refunds are very rare and will account for them as they occur. The Partnership generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specification.

Freight revenue recognized by the Partnership is primarily tariff and line loss charges rebilled to customers to reimburse the Partnership for expenses incurred from a pipeline operator. An offsetting expense is included in cost of materials and other.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Transaction price allocated to remaining performance obligations

As of March 31, 2018, approximately $41.7 million of revenue from remaining performance obligations is expected to be recognized from a contract with an initial duration of greater than one year. The Partnership will recognize revenue ratably each month through 2036 as the take-or-pay obligations under the Hydrogen Purchase and Sale Agreement are satisfied or expire. See Note 15 ("Related Party Transactions") for a description of the Hydrogen Purchase and Sale Agreement.

The Partnership has elected an optional exemption to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year.

The Partnership does not disclose variable consideration related to index-based or market-based pricing as it qualifies for the variable consideration allocation exception under the new revenue standard. The variable consideration relates specifically to the Partnership’s efforts to transfer each unit of product to the customer in which the pricing is directly related to the period to which the sale occurs.

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

Long-Term Incentive Plan—CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights ("SARs"), restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2018, only performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CVR Refining) employees, officers, consultants and directors.

Performance Unit Awards

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski, CVR Energy's then Chief Executive Officer and President. The Partnership was responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Compensation cost for the 2016 Performance Unit Award Agreement of $1.8 million was recognized over the performance cycle from January 1, 2017 to December 31, 2017. As of December 31, 2017, the Partnership had an outstanding liability of $1.8 million related to the 2016 performance unit award. During the three months ended March 31, 2018, $1.8 million was paid by the Partnership related to the 2016 performance unit award.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

In November 2017, CVR Energy entered into a performance unit agreement (the "2017 Performance Unit Agreement") with David Lamp, CVR Energy's current Chief Executive Officer and President. Compensation cost for the 2017 Performance Unit Agreement will be recognized over the performance cycle from January 1, 2018 to December 31, 2018. The performance unit award of 1,500 performance units under the 2017 Performance Unit Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, and both the performance factor and performance objective(s) will be determined by CVR Energy's compensation committee. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2019. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2018, there was approximately $0.6 million of total unrecognized compensation cost related to the 2017 Performance Unit Agreement to be recognized over a period of 0.8 years. Total compensation expense for the three months ended March 31, 2018 was approximately $0.2 million. As of March 31, 2018, the Partnership had a liability of $0.2 million for the performance unit awards, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

In November 2017, CVR Energy entered into a performance unit award agreement (the "2017 Performance Unit Award Agreement") with Mr. Lamp. The performance unit award represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy's common stock over the 30-trading day period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming the target is met and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2018, there was approximately $4.7 million of total unrecognized compensation cost related to the 2017 Performance Unit Award Agreement to be recognized over a period of 3.8 years. Compensation expense for the three months ended March 31, 2018 related to the award was approximately $0.3 million. As of March 31, 2018, the Partnership had a liability of $0.3 million, for its allocated portion of the 2017 Performance Unit Award Agreement, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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

Assuming the portion of time spent on CVR Refining-related matters by CVR Energy employees providing services to CVR Refining remains consistent with the amount of services provided during the three months ended March 31, 2018, there was approximately $2.5 million of total unrecognized compensation cost related to the incentive unit awards and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.4 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentages for individuals for whom, as of March 31, 2018, compensation expense has been allocated to the Partnership. Total compensation (benefit) expense recorded for the three months ended March 31, 2018 and 2017 related to the awards was approximately $(0.4) million and $0.8 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.

As of March 31, 2018 and December 31, 2017, the Partnership had liabilities of approximately $1.7 million and $2.2 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which are recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
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

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2018 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value

Non-vested at December 31, 2017	986,480	$12.03
Granted	6,658	15.02
Vested	—	—
Forfeited	(7,835)	12.37
Non-vested at March 31, 2018	985,303	$12.05

As of March 31, 2018, there was approximately $8.7 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.4 years. Total compensation expense recorded for the three months ended March 31, 2018 and 2017 related to the awards under the CVR Refining LTIP was approximately $0.8 million and $1.0 million, respectively.

As of March 31, 2018 and December 31, 2017, the Partnership had liabilities of approximately $4.6 million and $3.7 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which are recorded in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(6) Inventories

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Finished goods	$160.1	$158.3
Raw materials and precious metals	127.2	107.5
In-process inventories	36.3	22.4
Parts and supplies	43.0	43.0
Total Inventories	$366.6	$331.2

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Land and improvements	$29.9	$29.8
Buildings	64.1	63.6
Machinery and equipment	2,382.3	2,374.7
Automotive equipment	24.3	24.3
Furniture and fixtures	10.6	10.2
Leasehold improvements	0.8	0.8
Construction in progress	48.5	44.5
	2,560.5	2,547.9
Less: Accumulated depreciation	1,101.1	1,069.1
Total property, plant and equipment, net	$1,459.4	$1,478.8

Capitalized interest recognized as a reduction in interest expense for both of the three months ended March 31, 2018 and 2017 totaled approximately $0.3 million. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2018 and December 31, 2017. Amortization of assets held under capital leases is included in depreciation expense.

(8) Equity Method Investments

VPP Joint Venture

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which is a pipeline company that operates a 12-inch crude oil pipeline with a capacity of approximately 65,000 barrels per day and an estimated length of 25 miles with a connection to the Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of both March 31, 2018 and December 31, 2017, the carrying value of CRPLLC's investment in VPP was $6.1 million, which is recorded in equity method investments in affiliates on the Condensed Consolidated Balance Sheets. Contributions by CRPLLC to VPP during the pipeline construction totaled $7.0 million, of which $1.4 million was contributed in the first quarter of 2017.

The pipeline commenced operations in April 2017 following completion of construction. Equity income from VPP for the three months ended March 31, 2018 was $0.4 million which is recorded in other income, net on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2018, the Partnership received a cash distribution of $0.4 million from VPP.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Coffeyville Resources Refining & Marketing, LLC ("CRRM") is party to a transportation agreement with VPP for an initial term of 20 years under which VPP provides transportation services to CRRM for crude oil purchased within a defined geographic area, and CRRM entered into a terminalling services agreement with Velocity under which it receives access to Velocity's terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. For the three months ended March 31, 2018, CRRM incurred costs of $1.5 million under the transportation agreement with VPP. CRRM's crude shipments on the pipeline for the three months ended March 31, 2018 averaged approximately 41,000 barrels per day. As of March 31, 2018 and December 31, 2017, the Condensed Consolidated Balance Sheets included a liability of $0.5 million and $0.3 million, respectively, to VPP.

Midway Joint Venture

On October 31, 2017, subsidiaries of CVR Refining and Plains All American Pipeline, L.P. ("Plains") formed a 50/50 joint venture, Midway Pipeline LLC ("Midway"), which acquired the approximately 100-mile, 16-inch Cushing to Broome pipeline system from Plains. The Cushing to Broome pipeline system connects CVR Refining’s Coffeyville, Kansas refinery to the Cushing, Oklahoma oil hub. Midway has a contract with Plains pursuant to which Plains will continue its role as operator of the pipeline. In November 2017, the Partnership contributed $76.0 million to Midway. During the three months ended March 31, 2018, equity income from Midway was $1.1 million, which is recorded in other income, net on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, the Partnership received a cash distribution of $0.5 million from Midway. As of March 31, 2018 and December 31, 2017, the carrying value of the investment in Midway was $77.3 million and $76.7 million, respectively, which is recorded in equity method investments in affiliates on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2018, the Partnership incurred costs of $3.1 million with Midway for crude oil transportation services. Crude shipments on the pipeline for the three months ended March 31, 2018 averaged approximately  73,000 barrels per day.

(9) Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
Capital lease obligations	44.5	45.0
Total debt	544.5	545.0
Unamortized debt issuance costs	(4.1)	(4.4)
Current portion of capital lease obligations	(2.2)	(2.1)
Long-term debt, net of current portion	$538.2	$538.5

2022 Senior Notes

On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") issued $500.0 million aggregate principal amount of the 6.5% Second Lien Senior Notes due 2022 (the "2022 Notes"). The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2018, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

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

The indenture governing the 2022 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Partnership was in compliance with the covenants as of March 31, 2018, and the ratio was satisfied (not less than 2.5 to 1.0).

At March 31, 2018, the estimated fair value of the 2022 Notes was approximately $510.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

On November 14, 2017, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the "Amendment") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amendment amends certain provisions of the Amended and Restated ABL Credit Agreement, dated December 20, 2012, by and among Wells Fargo, the group of lenders party thereto and the Credit Parties (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended and Restated ABL Credit Facility"), which was otherwise scheduled to mature on December 20, 2017. The Amended and Restated ABL Credit Facility is scheduled to mature on November 14, 2022.

The Amended and Restated ABL Credit Facility is a $400.0 million, asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability exceeds 15% of the lesser of the borrowing base and the total commitments and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.00 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or London Interbank Offered Rate ("LIBOR") plus an applicable margin. The applicable margin is (i) (a) 1.50% for LIBOR borrowings and (b) 0.50% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.375% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.25% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Credit Parties are also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2018.

As of March 31, 2018, the Partnership had availability under the Amended and Restated ABL Credit Facility of $297.9 million and had letters of credit outstanding of approximately $6.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2018. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2018.

Intercompany Credit Facility

The Partnership maintains a $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender, to be used to fund growth capital expenditures. The intercompany credit facility bears interest at a rate of LIBOR plus 3% per annum, payable quarterly and has a term of six years which matures in January 2019.

The intercompany credit facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership's business and financial status as it may reasonably require, including, but not limited to, copies of its unaudited quarterly financial statements and its audited annual financial statements. The Partnership was in compliance with the covenants of the intercompany credit facility as of March 31, 2018.

In addition, the intercompany credit facility contains customary events of default, including, among others, failure to pay any sum payable when due; the occurrence of a default under other indebtedness in excess of $25.0 million; and the occurrence of an event that results in either (i) CRLLC no longer directly or indirectly controlling the general partner, or (ii) CRLLC and its affiliates no longer owning a majority of the Partnership's equity interests. As of March 31, 2018, the Partnership had no borrowings outstanding and $150.0 million available under the intercompany credit facility.

Capital Lease Obligations

CVR Refining maintains two leases, accounted for as a capital lease and a financial obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment, net of accumulated depreciation on the Condensed Consolidated Balance Sheets. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 139 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has a lease term with 138 months remaining and will expire in September 2029.

(10) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at March 31, 2018:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

At March 31, 2018, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings, LLC representing approximately 66% of the total Partnership common units outstanding.

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

On March 12, 2018, the Partnership paid a cash distribution to its unitholders of record as of March 5, 2018 for the fourth quarter of 2017 in the amount of $0.45 per common unit, or $66.4 million in aggregate.

(11) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, giving effect to unvested common units granted under the CVR Refining LTIP. There were no dilutive awards outstanding during the three months ended March 31, 2018 and 2017, as all unvested awards under the CVR Refining LTIP were liability-classified awards.

The following table illustrates the Partnership's calculation of net income per common unit for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions, except per unit data)
Net income	$146.7	$67.0
Net income per common unit, basic and diluted	$0.99	$0.45
Weighted-average common units outstanding, basic and diluted	147.6	147.6

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR Refining's operating lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine months ending December 31, 2018	$0.5	$100.2
Year Ending December 31,
2019	0.4	113.9
2020	0.1	96.0
2021	0.1	86.6
2022	—	82.2
Thereafter	0.2	536.4
	$1.3	$1,015.3

(1)
This amount includes approximately $678.9 million payable ratably over 13 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2018, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR Refining leases equipment, including railcars and real properties, under long-term operating leases expiring at various dates through 2035. For the three months ended March 31, 2018 and 2017, lease expense totaled approximately $0.1 million and $0.4 million, respectively. Some agreements are renewable, at CVR Refining's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, CVR Refining has long-term commitments to purchase storage capacity and pipeline transportation services. For the three months ended March 31, 2018 and 2017, total expense of approximately $32.6 million and $37.9 million, respectively, was incurred related to long-term commitments.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Litigation

From time to time, CVR Refining is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2017 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining's, CVR Energy’s and Mr. Carl C. Icahn’s activities relating to the Renewable Fuel Standard ("RFS") and Mr. Icahn’s role as an advisor to the President. CVR Refining is cooperating with the request and is providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against CVR Refining or Mr. Icahn. CVR Refining maintains a strong compliance program and, while no assurances can be made, CVR Refining does not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

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

Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those provided in the 2017 Form 10-K. CVR Refining believes its subsidiaries are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Refining's business, financial condition or results of operations.

At March 31, 2018, CVR Refining's Condensed Consolidated Balance Sheets included total environmental accruals of $3.6 million, as compared with $3.9 million at December 31, 2017. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For both the three months ended March 31, 2018 and 2017, capital expenditures were approximately $4.7 million. These expenditures were incurred for environmental compliance and efficiency of the operations.

Renewable Fuel Standards

CVR Refining is subject to the RFS which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

The net cost of RINs for the three months ended March 31, 2018 and 2017 was a negative $22.7 million and a negative $6.4 million, respectively. The net cost of RINs was a reduction to cost of materials and other in the Condensed Consolidated Statements of Operations. RINs expense includes the purchased cost of RINs, the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of the Partnership's RFS obligation as of the reporting date. During the three months ended March 31, 2018, the net cost of RINs was favorably impacted by a reduction in the Partnership's RFS obligation and reduced market pricing. As of March 31, 2018 and December 31, 2017, CVR Refining's biofuel blending obligation was approximately $21.4 million and $28.3 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2018, the Partnership recorded a RINs asset within prepaid and other current assets in the Condensed Consolidated Balance Sheet of $59.9 million, representing excess RINs primarily due to a reduction in its RFS obligation.

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current assets (commodity derivatives)	$—	$3.1	$—	$3.1
Total Assets	$—	$3.1	$—	$3.1
Other current liabilities (commodity derivatives)	$—	$(21.8)	$—	$(21.8)
Other current liabilities (biofuel blending obligation)	$—	$(19.5)	$—	$(19.5)
Total Liabilities	$—	$(41.3)	$—	$(41.3)

	December 31, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (commodity derivatives)	$—	$(64.3)	$—	$(64.3)
Other current liabilities (biofuel blending obligation)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(65.3)	$—	$(65.3)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

As of March 31, 2018 and December 31, 2017, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 9 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2018.

(14) Derivative Financial Instruments

Current period settlements on derivatives contracts and Gain on derivatives, net were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Current period settlements on derivative contracts	$13.7	$1.2
Gain on derivatives, net	59.3	12.2

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

CVR Refining maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, CVR Refining may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2018 was a net loss of $0.2 million included in other current liabilities. For the three months ended March 31, 2018 and 2017, the Partnership recognized net losses of $0.2 million and $0.1 million, respectively, which are recorded in gain on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Derivatives

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2018, the Partnership had net open commodity swap instruments consisting of 1.7 million barrels of 2-1-1 crack spreads, 0.6 million barrels of distillate crack spreads, and 0.6 million barrels of gasoline crack spreads. At December 31, 2017, CVR Refining had open commodity swap instruments consisting of 7.1 million barrels of 2-1-1 crack spreads, 3.6 million barrels of distillate crack spreads, and 3.6 million barrels of gasoline crack spreads. Additionally, as of March 31, 2018 and December 31, 2017, the Partnership had open forward purchase and sale commitments for 4.2 million barrels and 5.8 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. The fair value of the outstanding commodity derivative contracts at March 31, 2018 was a net

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

unrealized loss of $18.5 million, of which $3.1 million is included in other current assets and $21.6 million is included in other current liabilities. The fair value of the outstanding contracts at December 31, 2017 was a net unrealized loss of $64.3 million, of which the entire balance is recorded in other current liabilities. For the three months ended March 31, 2018 and 2017, the Partnership recognized net gains of $59.7 million and $12.3 million, respectively, which are recorded in gain on derivatives, net in the Condensed Consolidated Statements of Operations.

Counterparty Credit Risk

CVR Refining's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. CVR Refining manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. CVR Refining also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2018, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, CVR Refining does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
Offsetting Assets and Liabilities

The commodity swap agreements discussed above include multiple derivative positions with a number of counterparties for which CVR Refining has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by CVR Refining. As a result of the right to setoff, CVR Refining's recognized assets and liabilities associated with the outstanding commodity swap derivative positions have been presented net in the Condensed Consolidated Balance Sheets. The tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions.

The offsetting assets and liabilities for CVR Refining's derivatives as of March 31, 2018 and December 31, 2017 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2018
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$8.0	$(4.9)	$3.1	$—	$3.1
Total	$8.0	$(4.9)	$3.1	$—	$3.1

	As of March 31, 2018
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$(26.7)	$4.9	$(21.8)	$—	$(21.8)
Total	$(26.7)	$4.9	$(21.8)	$—	$(21.8)

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

	As of December 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$7.0	$(7.0)	$—	$—	$—
Total	$7.0	$(7.0)	$—	$—	$—

	As of December 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$71.3	$(7.0)	$64.3	$—	$64.3
Total	$71.3	$(7.0)	$64.3	$—	$64.3

(15) Related Party Transactions

CVR Refining is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Partners, LP and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF")) that govern the business relations among each party including the: (i) Feedstock and Shared Services Agreement; (ii) Hydrogen Purchase and Sales Agreement; (iii) Coke Supply Agreement; (iv) Environmental Agreement; (v) Services Agreement; and (vi) Limited Partnership Agreement. The agreements are described as in effect at March 31, 2018. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2017 Form 10-K.

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

Hydrogen sales to CRNF are governed pursuant to the hydrogen purchase and sale agreement discussed below, but hydrogen purchases from CRNF remain governed pursuant to the feedstock and shared services agreement. For the three months ended March 31, 2018, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement was nominal. For the three months ended March 31, 2017, the gross purchases of hydrogen from CRNF pursuant to the feedstock and shared services agreement were approximately $0.1 million and was included in cost of materials and other in the Condensed Consolidated Statements of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales, pursuant to the hydrogen purchase and sale agreement.

At both March 31, 2018 and December 31, 2017, payables of $0.2 million, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with amounts yet to be paid related to components of the feedstock and shared services agreement, other than amounts associated with hydrogen purchases discussed above. At March 31, 2018 and December 31, 2017, receivables of approximately $0.8 million and $1.0 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to components of the feedstock and shared services agreement.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Hydrogen Purchase and Sale Agreement

CRRM and CRNF entered into a hydrogen purchase and sale agreement, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume.

For the three months ended March 31, 2018 and 2017, the gross sales of hydrogen to CRNF were approximately $1.3 million and $1.2 million, respectively. The monthly hydrogen sales are cash settled net with hydrogen purchases pursuant to the feedstock and shared services agreement. At March 31, 2018 and December 31, 2017, approximately $0.5 million and $0.3 million, respectively, was included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with receivables related to the net hydrogen sales to CRNF.

Coke Supply Agreement

CRRM is party to a coke supply agreement with CRNF pursuant to which CRRM supplies CRNF with pet coke.

Net sales associated with the transfer of pet coke from CRRM to CRNF was approximately $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Receivables of $0.0 million and $0.1 million related to the coke supply agreement were included in accounts receivable on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

Services Agreement

CVR Refining obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR Refining GP and CVR Energy. Net amounts incurred under the services agreement for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$2.4	$3.0
Selling, general and administrative expenses (exclusive of depreciation and amortization)	9.7	12.1
Total	$12.1	$15.1

At March 31, 2018 and December 31, 2017, payables and liabilities of approximately $6.0 million and $14.0 million, respectively, were included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). For the three months ended March 31, 2018 and 2017, approximately $1.8 million and $2.2 million, respectively, were incurred under the partnership agreement.

Intercompany Credit Facility

The Partnership has an intercompany credit facility with CRLLC with a borrowing capacity of $150.0 million. As of March 31, 2018, the Partnership had no borrowings outstanding under the intercompany credit facility. For both the three months ended March 31, 2018 and 2017, the Partnership paid $0.0 million of interest to CRLLC. See Note 9 ("Long-Term Debt") for additional discussion of the intercompany credit facility.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

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

Joint Venture Agreements

The Partnership holds a 40% and 50% interest in the VPP and Midway joint ventures, respectively. The joint ventures provide the Partnership with crude oil transportation services. See Note 8 ("Equity Method Investments") for additional discussion of the joint ventures.

(16) Subsequent Events

Distribution

On April 25, 2018, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2018 to the Partnership's unitholders of $0.51 per common unit, or $75.3 million in aggregate. The cash distribution will be paid on May 14, 2018 to unitholders of record at the close of business on May 7, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2017 Form 10-K. Results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under Part I — Item 1A. "Risk Factors" in the 2017 Form 10-K. Such factors include, among others:

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

•	the seasonal nature of our business;

•	our dependence on significant customers;

•	our potential inability to obtain or renew permits;

•	our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities;

•	the risk of security breaches;

•	our lack of asset diversification;

•	the potential loss of our transportation cost advantage over our competitors;

•	our ability to comply with employee safety laws and regulations;

•	potential disruptions in the global or U.S. capital and credit markets;

•	the success of our acquisition and expansion strategies;

•	our reliance on CVR Energy's senior management team;

•	the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

•	the potential shortage of skilled labor or loss of key personnel;

•	successfully defending against third-party claims of intellectual property infringement;

•	our indebtedness;

•	our potential inability to generate sufficient cash to service all of our indebtedness;

•	the limitations contained in our debt agreements that limit our flexibility in operating our business;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	our limited operating history as a stand-alone entity;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with the New York Stock Exchange ("NYSE") corporate governance requirements;

•	risks relating to our relationships with CVR Energy;

•	risks relating to the control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

•	limitations on duties owed by our general partner that are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Partnership Overview

We are an independent downstream energy limited partnership with refining and related logistics assets that operates two of only seven refineries in Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a capacity of 132,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a capacity of 74,500 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its capacity of 74,500 bpcd). In addition, we also control and operate supporting logistics assets including (i) a crude oil gathering system with a gathering capacity of over 110,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, (ii) a 170,000 bpd pipeline system, which transports crude oil to our Coffeyville refinery from our Broome Station facility located near Caney, Kansas, which is supported by approximately 570 miles of active owned, leased, and joint venture pipelines, (iii) approximately 6.4 million barrels of owned and leased crude oil storage, (iv) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and located at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (v) over 4.6 million barrels of combined refined products and feedstocks storage capacity.

Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma ("Cushing"), a major crude oil trading and storage hub. Our Wynnewood refinery is located approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations and Canada. In addition to rack sales (sales which are made at terminals into third-party tanker trucks or railcars), we make bulk sales (sales through third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan and NuStar.

Crude oil is supplied to our Coffeyville refinery through our wholly-owned gathering system and by owned, leased and joint venture pipelines. We maintain capacity on the Keystone and Spearhead pipelines from Canada to Cushing. We also have contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. We also maintain leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to our Wynnewood refinery through third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and through the VPP joint venture pipeline. Historically, the crude has been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of our refineries typically allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the first quarter of 2018 was a premium of $1.15 per barrel compared to a discount of $0.77 per barrel in the first quarter of 2017.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of our competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the RFS, which requires us to either blend "renewable fuels" in with our transportation fuels or purchase RINs, in lieu of blending, by March 31, 2019 or otherwise be subject to penalties.

Refer to If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected, in Part I, Item 1A, "Risk Factors" of our 2017 Form 10-K and Part I, Item 1, Note 12 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the RFS.

The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we currently estimate that the net cost of RINs will be approximately $80.0 million for the year ending December 31, 2018.

In order to assess our operating performance, we compare our net sales, less cost of materials and other, or our refining margin, against an industry refining margin benchmark. The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil are converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of New York Mercantile Exchange ("NYMEX") gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

Although the 2-1-1 crack spread is a benchmark for our refining margin, because our refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. Our Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. Our Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components and normal butane are also typically used. We measure the cost advantage of our crude oil slate by calculating the spread between the price of the delivered crude oil and the price of WTI. The spread is referred to as our consumed crude oil differential. Our refining margin can be impacted significantly by the consumed crude oil differential. Our consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between our consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percentage of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.

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

We are significantly affected by developments in the markets in which we operate. For example, numerous pipeline expansions in recent years expanding the connectivity of Cushing and Permian Basin markets to the gulf coast along with lifting the crude oil export ban has resulted in a decrease in the domestic crude advantage. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result. The stabilization of oil prices led by the decision of the Organization of Petroleum Exporting Countries ("OPEC') to lower production volumes and the resurgent shale drilling in the Permian and other tight oil plays are expected to cause price spread volatility as the industry attempts to match infrastructure to supply.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2018, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $3.6 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total estimated cost of approximately $67.4 million. The second phase of the Wynnewood turnaround is expected to occur in the first half of 2019. Turnaround expenses associated with the second phase of the Wynnewood turnaround are estimated to be approximately $25.0 million. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker. The next turnaround scheduled for the Coffeyville refinery is expected to be performed in the second half of 2020.

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

These intercompany agreements include: (i) a pet coke supply agreement under which CVR Partners purchases the pet coke we generate at our Coffeyville refinery for use in CVR Partners' manufacture of nitrogen fertilizer; (ii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iii) a raw water and facilities sharing agreement, which allocates raw water resources between the Coffeyville refinery and the nitrogen fertilizer plant; (iv) a lease agreement, pursuant to which we lease office and laboratory space to CVR Partners; (v) a cross-easement agreement, which grants easements to both parties for operational facilities, pipelines, equipment, access, and water rights; (vi) a hydrogen purchase and sale agreement; and (vii) an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville refinery and the nitrogen fertilizer plant. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Part I, Item 1, Note 15 ("Related Party Transactions") for additional information.

Joint Ventures

Refer to Part I, Item 1, Note 8 ("Equity Method Investments") of this Report for information on the joint ventures.

Crude Oil Supply Agreement

Refer to Part I, Item 1, Note 12 ("Commitments and Contingencies") of this Report for information on the crude oil supply agreement.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Gain on derivatives, net	$59.3	$12.2
Major scheduled turnaround expenses(1)	—	12.9

(1)	Represents expense associated with major scheduled turnaround activities performed at our Wynnewood refinery during 2017.

Distributions to CVR Refining Unitholders

Refer to Part I, Item 1, Note 10 ("Partners' Capital and Partnership Distributions") of this Report for discussion of the current available cash for distribution policy.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three months ended March 31, 2018 and 2017. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2017, is unaudited.

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

	Three Months Ended March 31,
	2018	2017
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,458.2	$1,423.5
Operating costs and expenses:
Cost of materials and other	1,217.7	1,201.3
Direct operating expenses(1)(2)	93.0	89.2
Major scheduled turnaround expenses	—	12.9
Depreciation and amortization	32.7	33.3
Cost of sales	1,343.4	1,336.7
Selling, general and administrative expenses(1)	16.6	20.0
Depreciation and amortization	1.0	0.8
Operating income	97.2	66.0
Interest expense and other financing costs	(11.4)	(11.2)
Interest income	0.1	—
Gain on derivatives, net	59.3	12.2
Other income, net	1.5	—
Income before income tax expense	146.7	67.0
Income tax expense	—	—
Net income	$146.7	$67.0

Gross profit(3)	$114.8	$86.8
Refining margin(4)	$240.5	$222.2
Adjusted EBITDA(5)	$125.7	$114.5
Available cash for distribution(6)	$75.7	$—

	As of March 31, 2018	As of December 31, 2017
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$106.9	$173.8
Working capital	317.1	217.5
Total assets	2,295.3	2,269.9
Total debt, including current portion	540.4	540.6
Total partners' capital	1,327.1	1,246.8

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$15.9	$116.1
Investing activities	(15.9)	(21.0)
Financing activities	(66.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	$(66.9)	$94.7

Capital expenditures for property, plant and equipment	$16.0	$19.6

	Three Months Ended March 31,
	2018	2017
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$7.18	$4.50
Refining margin(4)	15.04	11.52
FIFO impact, (favorable) unfavorable	(1.27)	0.02
Refining margin adjusted for FIFO impact(4)	13.77	11.54
Direct operating expenses and major scheduled turnaround expenses(1)(2)	5.82	5.29
Direct operating expenses excluding major scheduled turnaround expenses(1)(2)	5.82	4.63
Per total throughput barrel:
Direct operating expenses and major scheduled turnaround expenses(1)(7)	5.49	4.96
Direct operating expenses excluding major scheduled turnaround expenses(1)(7)	5.49	4.34

	Three Months Ended March 31,
	2018		2017
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Condensate	17,714	9.4	7,503	3.3
Sweet	159,495	84.7	190,350	83.3
Sour	—	—	—	—
Heavy sour	490	0.3	16,516	7.2
Total crude oil throughput	177,699	94.4	214,369	93.8
All other feedstocks and blendstocks	10,669	5.6	14,243	6.2
Total throughput	188,368	100.0	228,612	100.0
Production:
Gasoline	92,048	48.9	118,955	51.9
Distillate	78,866	41.9	89,907	39.2
Other (excluding internally produced fuel)	17,396	9.2	20,298	8.9
Total refining production (excluding internally produced fuel)	188,310	100.0	229,160	100.0

	Three Months Ended March 31,
	2018	2017
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$62.89	$51.78
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.43	1.42
WTI less WCS (heavy sour)	25.74	13.77
WTI less condensate	0.38	0.10
Midland Cushing Differential	0.38	(0.02)
NYMEX Crack Spreads:
Gasoline	15.35	14.68
Heating Oil	20.46	15.54
NYMEX 2-1-1 Crack Spread	17.91	15.11
PADD II Group 3 Basis:
Gasoline	(1.87)	(1.96)
Ultra Low Sulfur Diesel	(0.61)	(1.58)
PADD II Group 3 Product Crack Spread:
Gasoline	13.48	12.71
Ultra Low Sulfur Diesel	19.85	13.96
PADD II Group 3 2-1-1	16.67	13.34

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit, an accounting principle generally accepted in the United States of America ("GAAP") measure, is calculated as the difference between net sales and cost of materials and other, direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, and depreciation and amortization. Each of the components used in this calculation are taken directly from our Condensed Consolidated Statements of Operations. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

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

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales	$1,458.2	$1,423.5
Cost of materials and other	1,217.7	1,201.3
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	93.0	89.2
Major scheduled turnaround expenses	—	12.9
Depreciation and amortization	32.7	33.3
Gross profit	114.8	86.8
Add:
Direct operating expenses (exclusive of depreciation and amortization and major scheduled turnaround expenses as reflected below)	93.0	89.2
Major scheduled turnaround expenses	—	12.9
Depreciation and amortization	32.7	33.3
Refining margin	240.5	222.2
FIFO impact, (favorable) unfavorable	(20.4)	0.3
Refining margin adjusted for FIFO impact	$220.1	$222.5

	Three Months Ended March 31,
	2018	2017
Total crude oil throughput barrels per day	177,699	214,369
Days in the period	90	90
Total crude oil throughput barrels	15,992,910	19,293,210

	Three Months Ended March 31,
	2018	2017
	(in millions, except for $ per barrel data)
Refining margin	$240.5	$222.2
Divided by: crude oil throughput barrels	16.0	19.3
Refining margin per crude oil throughput barrel	$15.04	$11.52

	Three Months Ended March 31,
	2018	2017
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$220.1	$222.5
Divided by: crude oil throughput barrels	16.0	19.3
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$13.77	$11.54

(5)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. We present Adjusted EBITDA because it is the starting point for our determination of available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand our ability to make distributions to our common unitholders, help investors evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$146.7	$67.0
Add:
Interest expense and other financing costs, net of interest income	11.3	11.2
Income tax expense	—	—
Depreciation and amortization	33.7	34.1
EBITDA	191.7	112.3
Add:
FIFO impact, (favorable) unfavorable(a)	(20.4)	0.3
Major scheduled turnaround expenses(b)	—	12.9
Gain on derivatives, net	(59.3)	(12.2)
Current period settlements on derivative contracts(c)	13.7	1.2
Adjusted EBITDA	$125.7	$114.5

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

(b)	Represents expense associated with major scheduled turnaround activities at the Wynnewood refinery during 2017.

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

Three Months Ended March 31, 2018
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$125.7
Adjustments:
Less:
Cash needs for debt service	(10.0)
Reserves for environmental and maintenance capital expenditures	(25.0)
Reserves for major scheduled turnaround expenses	(15.0)
Available cash for distribution	$75.7
Distribution declared, per common unit	$0.51
Common units outstanding	147.6

(7)
Direct operating expense is presented on a per total throughput barrel basis. In order to derive the direct operating expenses per total throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of total throughput barrels for the period.

	Three Months Ended March 31,
	2018		2017
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	17,714	17.0	7,503	5.3
Sweet	80,527	77.4	106,740	75.3
Sour	—	—	—	—
Heavy sour	490	0.5	16,516	11.7
Total crude oil throughput	98,731	94.9	130,759	92.3
All other feedstocks and blendstocks	5,365	5.1	10,915	7.7
Total throughput	104,096	100.0	141,674	100.0
Production:
Gasoline	48,453	45.9	74,538	51.6
Distillate	44,245	41.9	59,444	41.2
Other (excluding internally produced fuel)	12,831	12.2	10,335	7.2
Total refining production (excluding internally produced fuel)	105,529	100.0	144,317	100.0

	Three Months Ended March 31,
	2018		2017
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	—	—	—	—
Sweet	78,968	93.7	83,610	96.2
Sour	—	—	—	—
Heavy sour	—	—	—	—
Total crude oil throughput	78,968	93.7	83,610	96.2
All other feedstocks and blendstocks	5,304	6.3	3,328	3.8
Total throughput	84,272	100.0	86,938	100.0
Production:
Gasoline	43,595	52.7	44,417	52.4
Distillate	34,621	41.8	30,463	35.9
Other (excluding internally produced fuel)	4,565	5.5	9,963	11.7
Total refining production (excluding internally produced fuel)	82,781	100.0	84,843	100.0

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Sales. Net sales were $1,458.2 million for the three months ended March 31, 2018 compared to $1,423.5 million for the three months ended March 31, 2017. The increase of $34.7 million, or 2.4%, was largely the result of higher sales prices for our transportation fuels and by-products, partially offset by decreased sales volumes. For the three months ended March 31, 2018, our average sales price per gallon for gasoline of $1.82, increased by approximately 18.2%, as compared to $1.54 for the three months ended March 31, 2017, and our average sales price per gallon for distillates of $1.99 for the three months ended March 31, 2018, increased by approximately 25.9%, as compared to $1.58 for the three months ended March 31, 2017. Overall sales volumes decreased approximately 17.1% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Sales volumes for the three months ended March 31, 2018 were impacted by decreased production as a result of the FCC unit outage at the Coffeyville refinery for approximately 48 days.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	9.3	$76.35	$711.7	12.2	$64.60	$791.2	(2.9)	$(79.5)	$109.6	$(189.1)
Distillate	7.8	$83.39	$652.2	8.2	$66.31	$544.2	(0.4)	$108.0	$133.5	$(25.5)

(1) Barrels in millions

(2) Sales dollars in millions

Cost of materials and other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Cost of materials and other was $1,217.7 million for the three months ended March 31, 2018 compared to $1,201.3 million for the three months ended March 31, 2017. The increase of $16.4 million, or 1.4%, was primarily the result of increases in the cost of consumed crude oil and increase in costs of products purchased for resale partially offset by decreases in the cost of other feedstocks and RINs. The increase in consumed crude oil costs was due to an increase in crude prices which was partially offset by a decrease in crude oil throughput volume. The WTI benchmark crude price increased approximately 21.5% from the three months ended March 31, 2017. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2018 was $64.06 compared to $51.09 for the comparable period of 2017, an increase of approximately 25.4%. Our crude oil throughput volume decreased by approximately 17.1% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 in order to manage FCC feedstock inventory during the FCC unit outage at the Coffeyville refinery. The increase in the costs of products purchased for resale is primarily due to higher purchase prices for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in the cost of other feedstocks was primarily due to a decrease in throughput volumes for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The net cost of RINs was favorably impacted by a reduction in the Partnership's RFS obligation and reduced market pricing. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended March 31, 2018, we had a favorable FIFO inventory impact of $20.4 million compared to an unfavorable FIFO inventory impact of $0.3 million for the comparable period of 2017.

Refining margin per barrel of crude oil throughput increased to $15.04 for the three months ended March 31, 2018 from $11.52 for the three months ended March 31, 2017. Refining margin adjusted for FIFO impact was $13.77 per crude oil throughput barrel for the three months ended March 31, 2018, as compared to $11.54 per crude oil throughput barrel for the three months ended March 31, 2017. Gross profit per barrel increased to $7.18 per barrel for the three months ended March 31, 2018, as compared to $4.50 per barrel in the comparative period in 2017. The increase in refining margin and gross profit per barrel was primarily due to a higher spread between crude oil and transportation fuels pricing and a favorable change in gasoline basis. The NYMEX 2-1-1 crack spread for the three months ended March 31, 2018 was $17.91 per barrel, an increase of approximately 18.5% over the NYMEX 2-1-1 crack spread of $15.11 per barrel for the three months ended March 31, 2017. The Group 3 gasoline basis was $(1.87) per barrel for the three months ended March 31, 2018 as compared to $(1.96) per barrel for the three months ended March 31, 2017. Partially offsetting these favorable impacts were increases in consumed crude oil costs and the cost of products purchased for resale.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $93.0 million for the three months ended March 31, 2018 compared to $102.1 million for the three months ended March 31, 2017. The decrease of $9.1 million was the result of decreases in turnaround expenses ($12.9 million), energy and utility costs ($2.1 million), production chemicals ($0.8 million) and allocated expenses ($0.6 million). These decreases were partially offset by an increase in repair and maintenance expenses ($7.7 million). Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2018 increased to $5.82 per barrel, as compared to $5.29 per barrel for the three months ended March 31, 2017. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business, as well as certain expenses incurred on our behalf by CVR Energy and CRLLC and billed or allocated to us. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $16.6 million for the three months ended March 31, 2018 compared to $20.0 million for the three months ended March 31, 2017. The decrease of approximately $3.4 million was primarily due to a decrease in share-based compensation expense and management services allocations.

Operating Income. Operating income was $97.2 million million for the three months ended March 31, 2018, as compared to operating income of $66.0 million for the three months ended March 31, 2017. The increase of $31.2 million was primarily the result of an increase in refining margin of $18.3 million due to higher sales prices for our transportation fuels and by-products and decreases in direct operating expenses ($9.1 million), selling, general and administrative expenses ($3.4 million) and depreciation and amortization expenses ($0.4 million).

Gain on Derivatives, net. For the three months ended March 31, 2018, we recorded a $59.3 million net gain on derivatives, as compared to a $12.2 million net gain on derivatives for the three months ended March 31, 2017. The increase in net gain was primarily due to an increase in the volume of derivatives positions in 2018 coupled with higher mark-to-market valuations. The gross swap positions in 2018 were 11.5 million barrels compared to 4.0 million barrels in 2017. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix margin on a portion of future production.

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

Cash Balance and Other Liquidity

As of March 31, 2018, we had cash and cash equivalents of $106.9 million. Working capital at March 31, 2018 was $317.1 million, consisting of $745.8 million in current assets and $428.7 million in current liabilities. Working capital at December 31, 2017 was $217.5 million, consisting of $699.8 million in current assets and $482.3 million in current liabilities. As of April 24, 2018, we had cash and cash equivalents of $225.3 million.

Borrowing Activities

2022 Notes. The 2022 Notes are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis.

The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

We have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the 12 month period beginning on November 1, 2019 and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest. None of the 2022 Notes have been redeemed as of March 31, 2018.

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

See Part I, Item 1, Note 9 ("Long-Term Debt") of this Report for additional information on the 2022 Notes, including a description of the covenants contained therein. We were in compliance with the covenants as of March 31, 2018.

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
See Part I, Item 1, Note 9 ("Long-Term Debt") of this Report for additional information on the Amended and Restated ABL Credit Facility, including a description of the covenants contained therein. We were in compliance with the covenants as of March 31, 2018.
Intercompany Credit Facility. On January 23, 2013, we entered into a new $150.0 million senior unsecured revolving credit facility (the "intercompany credit facility") with CRLLC as the lender to be used to fund growth capital expenditures. On October 29, 2014, we entered into a first amendment to the intercompany credit facility with CRLLC to expand the borrowing capacity to $250.0 million. In conjunction with the Amended and Restated ABL Credit Facility extension in 2017, we reviewed the needs of the intercompany credit facility and decided to lower the borrowing capacity back to the original level of $150.0 million effective December 1, 2017. The intercompany credit facility matures in January 2019. The intercompany credit facility provides us with borrowing availability of up to $150.0 million. As of March 31, 2018, we had $150.0 million available under the intercompany credit facility.
See Part I, Item 1, Note 9 ("Long-Term Debt") of this Report for additional information on the intercompany credit facility including a description of the covenants contained therein. We were in compliance with the covenants as of March 31, 2018.
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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2018 and current estimated capital expenditures for the full year 2018 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2018	2018 Estimate
	Actual
	(in millions)
Coffeyville refinery:
Maintenance	$7.2	$52.0
Growth	0.4	4.5
Coffeyville refinery total capital spending	7.6	56.5
Wynnewood refinery:
Maintenance	3.6	45.0
Growth	2.4	9.0
Wynnewood refinery total capital spending	6.0	54.0
Other Petroleum:
Maintenance	1.5	13.0
Growth	0.9	6.5
Other petroleum total capital spending	2.4	19.5
Total capital spending	$16.0	$130.0

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$15.9	$116.1
Investing activities	(15.9)	(21.0)
Financing activities	(66.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	$(66.9)	$94.7

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2018 were approximately $15.9 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $146.7 million, non-cash depreciation and amortization of $33.7 million and the current period settlements on derivative contracts of $13.7 million, offset by the net cash outflow of $17.6 million for trade working capital, net cash outflow for other working capital of $101.6 million and gain on derivatives of $59.3 million. The net cash outflow from trade working capital was primarily due to an increase in inventories ($35.5 million) partially offset by a decrease in accounts receivable ($4.8 million) and an increase in accounts payable ($13.1 million). The increase in inventories was primarily due to a build up of gasoline and crude volumes due to the FCC unit outage at the Coffeyville refinery for approximately 48 days during the first quarter of 2018. The increase in accounts payable was primarily attributable to increased payables for gathered crude oil purchases due to an increase in the volume of gathered crude. The net cash outflow from other working capital was primarily due to an increase in prepaid expenses and other current assets ($78.9 million) and a decrease in other current liabilities ($22.7 million). The increase in prepaid expense and other current assets was primarily attributable to the RINs asset recorded for excess RINs due to a reduction in the Partnership's RFS obligation coupled with an increase in crude oil barrels in-transit. The decrease in other current liabilities was primarily related to decreases in commodity derivatives unrealized loss positions as of March 31, 2018 coupled with a decrease in the Partnership's uncommitted biofuel blending obligation.

Net cash flows provided by operating activities for the three months ended March 31, 2017 were approximately $116.1 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $67.0 million, favorable changes to other working capital of $17.6 million, non-cash depreciation and amortization of $34.1 million and cash inflow of $5.0 million for trade working capital, partially offset by net derivatives activity of $11.0 million. The cash inflow from other working capital was primarily due to a decrease in prepaid expense ($29.3 million) offset by a decrease in accrued expenses and other current liabilities ($11.7 million). The decrease in other current liabilities was primarily due to a decreased biofuel blending obligation as a result of the decreased market value of RINs as applied to the uncommitted required volumes at March 31, 2017, partially offset by an increase in accrued interest due to timing of semi-annual payments on the 2022 Notes. The net cash inflow for trade working capital was attributable to decreases in accounts receivable of $9.3 million and inventory of $1.3 million, partially offset by a decrease in accounts payable of $5.6 million. The decreases in accounts receivable and inventory were primarily due to increased sales.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $15.9 million compared to $21.0 million for the three months ended March 31, 2017. Cash flows related to investing activities decreased primarily as a result of lower capital expenditures of $3.6 million in the first quarter of 2018 and a contribution to the VPP joint venture of $1.4 million in the first quarter of 2017.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $66.9 million and $0.4 million, respectively, for the three months ended March 31, 2018 and 2017. The net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to distributions to common unit holders of $66.4 million. There were no distributions for the three months ended March 31, 2017.

As of and for the three months ended March 31, 2018, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or under the intercompany credit facility.

Contractual Obligations

As of March 31, 2018, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2018 from those disclosed in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Note 3 ("Recent Accounting Pronouncements") of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2017 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. None of our market risk sensitive instruments are held for trading purposes. Except as discussed below, information about market risks for the three months ended March 31, 2018 does not differ materially from that discussed under Part II — Item 7A of our 2017 Form 10-K. We are exposed to market pricing for all of the products sold in the future, as all our products are commodities.

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

Commodity Price Risk

At March 31, 2018, the Partnership had net open commodity swap instruments consisting of 1.7 million barrels of 2-1-1 crack spreads, 0.6 million barrels of distillate crack spreads and 0.6 million barrels of gasoline crack spreads. Additionally, as of March 31, 2018, the Partnership had open forward purchase and sale commitments for 4.2 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at March 31, 2018. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity instruments and forward purchase and sale commitments of $5.9 million.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, we are required to blend biofuels into the products we produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. We are exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our results of operations and cash flows, we purchase RINs when prices are deemed favorable or otherwise appropriate for business purposes. See Note 12 ("Commitments and Contingencies") to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2017 Form 10-K.

Item 5. Other Information

Amendment to Partnership Agreement
On April 26, 2018, in response to certain changes to the Internal Revenue Code of 1986, as amended, enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures, our general partner entered into Amendment No. 1 (“Amendment No. 1”) to the First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP dated as of January 23, 2013 (the “Partnership Agreement”). Amendment No. 1 is effective as of January 1, 2018.
The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the complete text of Amendment No. 1, a copy of which is filed as Exhibit 3.1 to this Report and is incorporated herein by reference. A composite copy of the Partnership Agreement, as amended by Amendment No. 1, is separately attached as Exhibit 3.2 to this Report and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1*	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP, dated April 26, 2018.
3.2*	Composite copy of the First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP (as amended by Amendment No. 1 referenced in Exhibit 3.1 above).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of President and Chief Executive Officer.
32.2†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

April 27, 2018	By:	/s/ DAVID L. LAMP
President and Chief Executive Officer
(Principal Executive Officer)

April 27, 2018	By:	/s/ SUSAN M. BALL
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)