Form 10-Q
period 2018-06-30
CVR Refining, LP
filed 2018-07-26
CIK 1558785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 147,600,000 common units outstanding at July 24, 2018.

CVR REFINING, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(in millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$258	$174
Accounts receivable, net of allowance for doubtful accounts of $1 at June 30, 2018 and December 31, 2017	162	169
Inventories	384	331
Prepaid expenses and other current assets, including $1 and $2 due from affiliates at June 30, 2018 and December 31, 2017, respectively	39	26
Total current assets	843	700
Property, plant, and equipment, net of accumulated depreciation	1,434	1,479
Other long-term assets	89	91
Total assets	$2,366	$2,270
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Note payable and capital lease obligations	$2	$2
Accounts payable, including $6 and $5 due to affiliates at June 30, 2018 and December 31, 2017, respectively	335	312
Accrued expenses and other current liabilities, including $12 and $15 due to affiliates at June 30, 2018 and December 31, 2017, respectively	115	168
Total current liabilities	452	482
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	538	539
Other long-term liabilities	6	2
Total long-term liabilities	544	541
Commitments and contingencies
Partners’ capital	1,370	1,247
Total liabilities and partners' capital	$2,366	$2,270

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
	(in millions, except per unit data)
Net sales	$1,824	$1,338	$3,282	$2,762
Operating costs and expenses:
Cost of materials and other	1,553	1,208	2,771	2,409
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	94	86	187	188
Depreciation and amortization	32	31	65	65
Cost of sales	1,679	1,325	3,023	2,662
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	22	19	38	40
Depreciation and amortization	1	1	2	1
Loss on asset disposals	5	—	5	—
Operating income (loss)	117	(7)	214	59
Interest expense, net	(11)	(12)	(22)	(23)
Gain on derivatives, net	10	—	70	12
Other income, net	2	—	3	—
Net income (loss)	118	(19)	265	48

Net income (loss) per common unit - basic and diluted	$0.80	$(0.13)	$1.80	$0.32

Weighted-average common units outstanding:
Basic and diluted	147.6	147.6	147.6	147.6

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$265	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	66
Share-based compensation	9	5
Other non-cash items	5	2
Income from equity method investments, net of distributions	(1)	—
Changes in assets and liabilities:
Current assets and liabilities	(91)	131
Non-current assets and liabilities	4	—
Net cash provided by operating activities	258	252
Cash flows from investing activities:
Capital expenditures	(32)	(48)
Other investing activities	1	(1)
Net cash used in investing activities	(31)	(49)
Cash flows from financing activities:

Distributions to common unitholders – affiliates	(99)	—
Distributions to common unitholders – non-affiliates	(43)	—
Other financing activities	(1)	(1)
Net cash used in financing activities	(143)	(1)
Net increase in cash and cash equivalents	84	202
Cash and cash equivalents, beginning of period	174	314
Cash and cash equivalents, end of period	$258	$516

See accompanying notes to the condensed consolidated financial statements.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

(1) Organization and Nature of Business

CVR Refining, LP and subsidiaries ("CVR Refining" or the "Partnership") is a refiner that does not have crude oil exploration or production operations (an "independent petroleum refiner") and is a marketer of high value transportation fuels. The Partnership owns a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a complex crude oil refinery in Wynnewood, Oklahoma. As of June 30, 2018, Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy"), owned 100% of the Partnership's noneconomic general partner interest and approximately 66% of the Partnership's outstanding limited partner interests. As of June 30, 2018, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of CVR Energy's outstanding shares. CVR Refining's common units, which are listed on the New York Stock Exchange ("NYSE"), began trading on January 17, 2013 under the symbol "CVRR."

On June 18, 2018, CVR Energy commenced an offer to exchange up to 37,154,236 common units of CVR Refining for shares of CVR Energy common stock at an exchange ratio of one common unit for 0.6335 shares of CVR Energy common stock. The offer and withdrawal rights will expire on July 27, 2018 at 5:00 pm, unless the offer is extended by CVR Energy.

Management and Operations

The Partnership is party to a services agreement pursuant to which the Partnership and its general partner obtain certain management and other services from CVR Energy. The Partnership's general partner manages the Partnership's activities subject to the terms and conditions specified in CVR Refining's partnership agreement. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CVR Refining Holdings, LLC ("CVR Refining Holdings"), a subsidiary of CRLLC, as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The members of the board of directors of the Partnership's general partner are not elected by the Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business. The Partnership also has agreements with a subsidiary of CVR Partners, LP ("CVR Partners"), an indirect subsidiary of CVR Energy, under which the Partnership sells petroleum coke and hydrogen to CVR Partners Coffeyville Facility. Additionally, the two parties provide feedstock and other services to one another at the Coffeyville Facility. See Note 14 ("Related Party Transactions") for further discussion.

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

In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2018 and December 31, 2017, the results of operations of the Partnership for the three and six month periods ended June 30, 2018 and 2017 and the cash flows of the Partnership for the six month periods ended June 30, 2018 and 2017. Certain information has been reclassified to present historical information in a manner consistent with current presentation.

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
June 30, 2018
(unaudited)

(3) Recent Accounting Pronouncements

Adoption of New Revenue Standard

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

Impact on Financial Statements

The Partnership identified a presentation change associated with a fee collected from certain customers that were previously recorded as a reduction to cost of materials and other. The particular fee, the Oil Spill Liability Tax, relates to taxes imposed on refineries as part of the crude oil procurement process, and is charged to certain of the Partnership’s customers on product sales and is required under the new standard to be included in the transaction price. The impact of the change in presentation was an increase of $1 million to net sales and cost of materials and other for the three and six months ended June 30, 2018.

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (“ASU 2016-02”) creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership has begun its assessment and implementation plan for its planned adoption effective January 1, 2019. The Partnership expects the impact of the new lease standard to be material with respect to its balance sheet and further expect impacts to disclosures and changes in internal lease accounting processes.

(4) Revenue

The following table presents the Partnership’s revenue disaggregated by major product.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions)
Major Product
Gasoline	$896	$1,607
Distillates (a)	832	1,484
Freight revenue	6	11
Other (b)	89	177
Revenue from product sales	1,823	3,279

Other revenue (c)	1	3
Total revenue	$1,824	$3,282

(a)	Distillates consist primarily of diesel fuel, kerosene and jet fuel.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(b)
Other product sales primarily include crude oil, feedstocks and asphalt sales. Feedstocks are petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, during the refining process.

(c)	Other revenue consists primarily of Cushing, OK storage tank lease revenue.

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

Freight revenue recognized by the Partnership is primarily tariff and line loss charges that are rebilled to customers to reimburse the Partnership for expenses incurred from a pipeline operator. An offsetting expense is included in cost of materials and other.

Transaction price allocated to remaining performance obligations

As of June 30, 2018, approximately $41 million of revenue from remaining performance obligations is expected to be recognized from a contract with an initial duration of greater than one year. The Partnership will recognize revenue ratably each month through 2036 as the take-or-pay obligations under the Hydrogen Purchase and Sale Agreement are satisfied or expire.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(5) Share-Based Compensation

There have been no material new awards or changes in existing awards during 2018. A summary of share-based compensation expense during the three and six months ended June 30, 2018 and 2017 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
CVR Refining LTIP - Phantom Units	$6	$1	$7	$2
Other Awards (a)	2	1	2	3
Total Share-Based Compensation Expense	$8	$2	$9	$5

(a)
Other awards include compensation expense for certain employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy and participate in equity compensation plans of CVR Refining affiliates.

(6) Inventories

	June 30, 2018	December 31, 2017
	(in millions)
Raw materials and precious metals	$138	$108
In-process inventories	29	22
Finished goods	174	158
Parts and supplies	43	43
Total Inventories	$384	$331

(7) Property, Plant and Equipment

	June 30, 2018	December 31, 2017
	(in millions)
Land and improvements	$30	$30
Buildings	64	64
Machinery and equipment	2,387	2,375
Other	87	79
	2,568	2,548
Less: Accumulated depreciation	1,134	1,069
Total property, plant and equipment, net	$1,434	$1,479

Capitalized interest recognized as a reduction in interest expense was nominal for the three and six months periods ended June 30, 2018 and 2017.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(8) Long-Term Debt

Debt Balance, Net of Current Maturities and Unamortized Issuance Costs
	June 30, 2018	December 31, 2017
	(in millions)
6.5% Senior Notes due 2022 (a)	$500	$500
Capital lease obligations	44	45
Total long-term debt, before debt issuance costs and discount	544	545
Less:
Unamortized debt issuance costs	(4)	(4)
Current portion of capital lease obligations	(2)	(2)
Total long-term debt, net of current portion	$538	$539

(a)	The estimated fair value of total long-term debt outstanding was approximately $510 million as of June 30, 2018.

Credit Facilities Outstanding
	Total Capacity	Amount Borrowed as of June 30, 2018	Outstanding Letters of Credit	Available Capacity as of June 30, 2018	Maturity Date

Amended and Restated Asset Based (ABL) Credit Facility (b)	$400	$—	$6	$394	November 14, 2022
Intercompany Credit Facility (c)	150	—	—	150	January 23, 2019

(b)	Loans under the asset based credit facility initially bear interest at an annual rate equal to (i) 1.50% plus LIBOR or (ii) 0.50% plus a base rate, subject to quarterly excess availability.

(c)	The intercompany credit facility bears interest at a rate of LIBOR plus 3% per annum, payable quarterly.

The Partnership is in compliance with all covenants of the ABL credit facility and the 6.50% senior notes as of June 30, 2018.

(9) Partners' Capital and Partnership Distributions

The Partnership had two types of partnership interests outstanding at June 30, 2018, common units and general partner interest, which is not entitled to any distributions, and which is held by the general partner. At June 30, 2018, the Partnership had a total of 147,600,000 common units issued and outstanding, of which 97,315,764 common units were owned by CVR Refining Holdings, representing approximately 66% of the total Partnership common units outstanding.

Distributions

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

The following is a summary of cash distributions paid to the Partnership's unitholders during 2018 for the respective quarters to which the distributions relate:

	December 31, 2017	March 31, 2018	Total Cash Distributions Paid in 2018
	(in millions, except per unit data)
Amount paid to CVR Refining Holdings, LLC and affiliates	$47	$52	$99
Amounts paid to non-affiliates	20	23	43
Total amount paid	$67	$75	$142

Per common unit	$0.45	$0.51	$0.96
Common units outstanding	147.6	147.6

On July 25, 2018, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2018 to the Partnership's unitholders of $0.66 per common unit, or $97 million in aggregate. The cash distribution will be paid on August 13, 2018 to unitholders of record at the close of business on August 6, 2018.

(10) Supplemental Cash Flow Information

Cash flows related to interest and construction in process were as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Supplemental disclosures:
Cash paid for interest	$22	$23
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$4	$8
Change in accounts payable related to construction in process additions	(3)	(2)

(11) Commitments and Contingencies

There have been no material changes in our commitments and contingencies disclosed in our 2017 Form 10-K. In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but we accrue liabilities for these matters if we have determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, we believe there would be no material impact on our consolidated financial statements.

Crude Oil Supply Agreement

On August 31, 2012, Coffeyville Resource Refining & Marketing, LLC ("CRRM") and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2019.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard ("RFS") of the Environmental Protection Agency ("EPA"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

The price of RINs has been extremely volatile over the last year. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of CVR Refining's petroleum products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period.

The net cost of RINs for the three months ended June 30, 2018 and 2017 was $50 million and $106 million, respectively. The net cost of RINs for the six months ended June 30, 2018 and 2017 was $27 million and $99 million, respectively. The net cost of RINs is included in cost of materials and other in the Condensed Consolidated Statements of Operations. RINs expense includes the purchased cost of RINs, the impact of recognizing the Partnership’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of the Partnership's RFS obligation as of the reporting date. As of June 30, 2018 and December 31, 2017, CVR Refining's biofuel blending obligation was approximately $16 million and $28 million, respectively, which is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The Partnership included a RINs asset within prepaid and other current assets in the Condensed Consolidated Balance Sheet of $14 million, representing excess RINs primarily due to a reduction in its RFS obligation during the first quarter of 2018.

Litigation

The U.S. Attorney's office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining's, CVR Energy's and Mr. Carl C. Icahn's activities relating to the Renewable Fuel Standard ("RFS") and Mr. Icahn's role as an advisor to the President. CVR Refining is cooperating with the request and is providing information in response to the subpoena. The U.S. Attorney's office has not made any claims or allegations against CVR Refining or Mr. Icahn. CVR Refining maintains a strong compliance program and, while no assurances can be made, CVR Refining does not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current assets (commodity derivatives)	$—	$1	$—	$1
Total Assets	$—	$1	$—	$1
Other current liabilities (commodity derivatives)	—	(27)	—	(27)
Other current liabilities (biofuel blending obligation)	—	(11)	—	(11)
Total Liabilities	$—	$(38)	$—	$(38)

	December 31, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Other current liabilities (commodity derivatives)	$—	$(64)	$—	$(64)
Other current liabilities (biofuel blending obligation)	—	(1)	—	(1)
Total Liabilities	$—	$(65)	$—	$(65)

As of June 30, 2018 and December 31, 2017, the only financial assets and liabilities that are measured at fair value on a recurring basis are CVR Refining's derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the debt issuances is disclosed in Note 8 ("Long-Term Debt"). The commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. CVR Refining had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2018.

(13) Derivative Financial Instruments

CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining does not apply hedge accounting with respect to derivative instruments held. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR Refining has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts and upon settlement.

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity instruments and forward purchase and sale commitments of $2.0 million.

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

Gain (loss) on derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Realized gain on commodity derivatives	$19	$—	$33	$1
Realized loss on margin account	(2)	—	(2)	—
Total realized gain on derivatives, net	$17	$—	$31	$1

Open Commodity Derivative Instruments
	June 30, 2018	December 31, 2017
	(in millions of barrels)
Commodity Swap Instruments:
2-1-1 Crack spreads	—	7
Distillate Crack spreads	—	4
Gasoline Crack spreads	—	4
Purchase and Sale Commitments:
Canadian crude oil	4	6

Fair Value of Commodity Derivatives
	June 30, 2018	December 31, 2017
	(in millions)
Net unrealized loss on outstanding commodity derivative contracts	$(26)	$(64)
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

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

The offsetting assets and liabilities for CVR Refining's derivatives as of June 30, 2018 and December 31, 2017 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2018
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$6	$(5)	$1	$—	$1
Total	$6	$(5)	$1	$—	$1

	As of June 30, 2018
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$32	$(5)	$27	$—	$27
Total	$32	$(5)	$27	$—	$27

	As of December 31, 2017
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$7	$(7)	$—	$—	$—
Total	$7	$(7)	$—	$—	$—

	As of December 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Derivatives	$71	$(7)	$64	$—	$64
Total	$71	$(7)	$64	$—	$64

CVR REFINING, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(14) Related Party Transactions

There have been no material changes in related party transactions from those disclosed in our 2017 Form 10-K. A summary of activity associated with the Partnership's related party arrangements during the three and six month periods ending June 30, 2018 and 2017 is summarized below:

Expenses from related parties
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
	Related Party	(in millions)
Sales
Hydrogen Purchase and Sale Agreement	CRNF (1)	$1	$1	$2	$2
Coke Supply Agreement	CRNF	1	1	1	1

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$3	$2	$6	$5

Selling, general and administrative expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$13	$12	$23	$25
Limited Partnership Agreement	CVR Refining GP	4	2	6	4

(1)	Coffeyville Resources Nitrogen Fertilizers, LLC

Amounts due to and from related parties
		June 30, 2018	December 31, 2017
	Related Party	(in millions)
Prepaid and Other Current Assets
Feedstock and Shared Services Agreement:	CRNF	$1	$1

Accounts Payable
Service Agreement:	CVR Energy	4	3

Accrued expenses and other current liabilities
Service Agreement:	CVR Energy	$11	$14

Intercompany Credit Facility

The Partnership has an intercompany credit facility with CRLLC with a borrowing capacity of $150 million. As of June 30, 2018, the Partnership had no borrowings outstanding under the intercompany credit facility. For both the three months ended June 30, 2018 and 2017, the Partnership paid no interest to CRLLC. For both the six months ended June 30, 2018 and 2017, the Partnership paid no interest to CRLLC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 26, 2018 ("2017 Form 10-K"). Results of operations and cash flows for the three and six months ended June 30, 2018 are not necessarily indicative of results to be attained for any other period. Refer to the section entitled "Forward-Looking Statements".

Partnership Overview

CVR Refining, LP ("CVR Refining," the "Partnership," "we," "us" or "our") is an independent downstream energy limited partnership with refining and related logistics assets that operates two of only seven refineries in Group 3 of the PADD II region of the United States. We own and operate a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a capacity of 132,000 barrels per calendar day ("bpcd") and a complex crude oil refinery in Wynnewood, Oklahoma with a capacity of 74,500 bpcd capable of processing 20,000 bpcd of light sour crude oils (within its capacity of 74,500 bpcd). In addition, we also control and operate supporting logistics assets throughout our operational area. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on our assets and related operations.

On June 18, 2018, CVR Energy commenced an offer to exchange up to 37,154,236 common units of CVR Refining for shares of CVR Energy common stock at an exchange ratio of one common unit for 0.6335 shares of CVR Energy common stock. The offer and withdrawal rights will expire on July 27, 2018 at 5:00 pm, unless the offer is extended by CVR Energy.

Major Influences on Results of Operations

Our earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery ("refined products"). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in, first-out ("FIFO") accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

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

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. We are also subject to the Renewable Fuel Standard ("RFS") of the Environmental Protection Agency ("EPA"), which requires us to either blend "renewable fuels" in with our transportation fuels or purchase renewable identification numbers ("RINs"), in lieu of blending, by March 31, 2019 or otherwise be subject to penalties. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to other variable factors, we currently estimate that the net cost of RINs will be approximately $60 million for the year ending December 31, 2018.

Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67 million. The second phase of the Wynnewood turnaround is expected to occur in the first half of 2019. Turnaround expenses associated with the second phase of the Wynnewood turnaround are estimated to be approximately $25 million. In addition to the two phase turnaround, we accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. We incurred approximately $13 million of major turnaround expenses for the hydrocracker. The next turnaround scheduled for the Coffeyville refinery is expected to be performed in the second half of 2020.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures to analyze operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include performance and liquidity measures along with certain key operating metrics.

Performance and Liquidity Measures

We use the following performance and liquidity measures:

EBITDA. EBITDA is a performance measure representing net income (loss) before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization.

Adjusted EBITDA. Adjusted EBITDA is a performance measure representing EBITDA adjusted for (i) (favorable) unfavorable FIFO impacts associated with our crude oil and refined product inventories, (ii) major turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts. Adjusted EBITDA represents the starting point for determining of available cash for distribution. Refer to discussion below for the Refining margin, adjusted for FIFO impact non-GAAP measure for discussion of why management adjusted for the FIFO impact of our inventories. We exclude major turnaround expenses because these amounts are required expenditures for our refineries, are not closely related to current period operations, and many of our peer companies capitalize these amounts thereby excluding these amounts from their EBITDA-related measures. For derivatives, we adjust EBITDA to exclude the unrealized or non-cash portion of our derivative gain or loss from our results in order to arrive at our starting point for available cash for distribution.

Refining margin. This performance measure represents the difference between net sales and cost of materials and other as reported on our Condensed Consolidated Statements of Operations.

Refining margin, adjusted for FIFO impact. This performance measure represents our refining margin adjusted to exclude the impact of price changes in our crude oil and refined products inventories. Under our FIFO accounting method for crude oil and refined products, changes in crude oil prices can cause fluctuations in the inventory valuation of our raw material, work in process and finished good inventories, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. In periods of significant price volatility, these price changes have a significant impact on the valuation on our inventories and thus our results.

Available cash for distribution. This performance and liquidity measure is equal to Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for major turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

Operating Metrics

During the second quarter of 2018, we changed the metrics discussed below from a crude oil throughput barrel basis to a total throughput barrel basis. Prior period information has been revised to conform to current presentation.

Refining margin and refining margin adjusted for FIFO impact per total throughput barrel. For both refining margin and refining margin adjusted for FIFO impact, we present these measures on a per total throughput barrel basis. In order to calculate these non-GAAP operating metrics, we utilize the total dollar figures for refining margin and refining margin adjusted for FIFO impact, as derived above and divide by the applicable number of total throughput barrels for the period.

Direct operating expenses, excluding major turnaround expenses, per total throughput barrel. We provide this performance measure to exclude major turnaround expenses from the reported amounts of direct operating expense during a given period. Major turnaround expenses are required are not directly correlated to our current period operations and thus excluding them provides investors and analysts with the current period cost, exclusive of depreciation and amortization, we incur to convert a barrel of crude oil into refined product.

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly traded companies in the refining industry, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

Results of Operations

The following tables provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Refining and our subsidiaries for the three and six months ended June 30, 2018 and 2017. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2017, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Consolidated Statements of Operations Data
Net sales	$1,824	$1,338	$3,282	$2,762
Operating costs and expenses:
Cost of materials and other	1,553	1,208	2,771	2,409
Direct operating expenses(1)	94	86	187	188
Depreciation and amortization	32	31	65	65
Cost of sales	1,679	1,325	3,023	2,662
Selling, general and administrative expenses(1)	22	19	38	40
Depreciation and amortization	1	1	2	1
Loss on asset disposals	5	—	5	—
Operating income (loss)	117	(7)	214	59
Interest expense, net	(11)	(12)	(22)	(23)
Gain on derivatives, net	10	—	70	12
Other income, net	2	—	3	—
Net income (loss)	$118	$(19)	$265	$48

Gross profit	$145	$13	$259	$100
Refining margin(2)	$271	$130	$511	$353
Adjusted EBITDA(2)	$147	$43	$273	$158
Available cash for distribution(2)	$97	$—	$173	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars per barrel)
Key Operating Statistics (per total throughput barrel)
Gross profit	$7.29	$0.60	$7.05	$2.43
Refining margin(2)	$13.71	$6.45	$13.93	$8.64
FIFO impact, (favorable) unfavorable	(1.10)	0.76	(1.15)	0.39
Refining margin adjusted for FIFO impact(2)	$12.61	$7.21	$12.78	$9.03
Direct operating expenses (1)	$4.76	$4.27	$5.10	$4.62
Direct operating expenses excluding major turnaround expenses(1)(2)	$4.76	$4.13	$5.10	$4.23

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	See "Non-GAAP Reconciliations" section below for further information regarding these non-GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$67.91	$48.15	$65.46	$49.95
Crude Oil Differentials:
WTI less WTS (light/medium sour)	8.50	1.06	5.05	1.24
WTI less WCS (heavy sour)	18.02	10.00	21.81	11.88
WTI less condensate	0.46	0.15	0.42	0.12
Midland Cushing Differential	8.12	0.83	4.34	0.41
NYMEX Crack Spreads
Gasoline	20.63	18.07	18.06	16.39
Heating Oil	22.22	15.11	21.36	15.32
NYMEX 2-1-1 Crack Spread	21.43	16.59	19.71	15.85
PADD II Group 3 Basis:
Gasoline	(4.44)	(3.95)	(3.19)	(2.96)
Ultra Low Sulfur Diesel	(0.05)	(0.62)	(0.33)	(1.10)
PADD II Group 3 Product Crack Spread:
Gasoline	16.19	14.12	14.87	13.42
Ultra Low Sulfur Diesel	22.17	14.49	21.03	14.23
PADD II Group 3 2-1-1	19.18	14.30	17.95	13.82

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		%		%		%		%
Total Refining Throughput and Production Data (bpd)
Throughput:
Condensate	9,127	4.2	1,258	0.6	15,560	7.7	4,363	1.9
Sweet	190,595	88.0	200,812	90.4	172,969	85.4	195,610	86.9
Heavy sour	6,249	2.9	11,771	5.3	3,385	1.7	14,130	6.3
Total crude oil throughput	205,971	95.1	213,841	96.3	191,914	94.8	214,103	95.1
All other feedstocks and blendstocks	10,694	4.9	8,113	3.7	10,681	5.2	11,161	4.9
Total throughput	216,665	100.0	221,954	100.0	202,595	100.0	225,264	100.0
Production:
Gasoline	106,431	49.1	112,284	50.4	99,279	49.0	115,600	51.2
Distillate	94,784	43.7	96,578	43.4	86,870	42.9	93,260	41.3
Other (excluding internally produced fuel)	15,609	7.2	13,775	6.2	16,495	8.1	17,019	7.5
Total refining production (excluding internally produced fuel)	216,824	100.0	222,637	100.0	202,644	100.0	225,879	100.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	1,547	1.1	1,258	0.9	9,586	8.0	4,363	3.1
Sweet	120,975	89.3	120,790	86.4	100,863	84.2	113,804	80.9
Heavy sour	6,249	4.6	11,771	8.4	3,385	2.8	14,130	10.0
Total crude oil throughput	128,771	95.0	133,819	95.7	113,834	95.0	132,297	94.0
All other feedstocks and blendstocks	6,671	5.0	6,077	4.3	6,022	5.0	8,482	6.0
Total throughput	135,442	100.0	139,896	100.0	119,856	100.0	140,779	100.0
Production:
Gasoline	66,577	48.6	70,032	49.3	57,565	47.5	72,271	50.5
Distillate	59,797	43.7	59,703	42.1	52,064	42.9	59,573	41.6
Other (excluding internally produced fuel)	10,500	7.7	12,146	8.6	11,657	9.6	11,246	7.9
Total refining production (excluding internally produced fuel)	136,874	100.0	141,881	100.0	121,286	100.0	143,090	100.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	7,580	9.3	—	—	5,974	7.2	—	—
Sweet	69,620	85.7	80,022	97.5	72,106	87.1	81,806	96.8
Total crude oil throughput	77,200	95.0	80,022	97.5	78,080	94.3	81,806	96.8
All other feedstocks and blendstocks	4,023	5.0	2,036	2.5	4,659	5.7	2,679	3.2
Total throughput	81,223	100.0	82,058	100.0	82,739	100.0	84,485	100.0
Production:
Gasoline	39,854	49.8	42,252	52.3	41,714	51.3	43,329	52.3
Distillate	34,987	43.8	36,875	45.7	34,806	42.8	33,687	40.7
Other (excluding internally produced fuel)	5,109	6.4	1,629	2.0	4,838	5.9	5,773	7.0
Total refining production (excluding internally produced fuel)	79,950	100.0	80,756	100.0	81,358	100.0	82,789	100.0

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Refining Margin. For the three months ended June 30, 2018 our refining margin was $271 million, as compared to $130 million for the three months ended June 30, 2017 primarily due to the higher crack spreads experienced in the second quarter of 2018 compared to the same period in 2017. Refining margin was positively impacted by an increase in sales of $486 million, or 36.3%,which was largely the result of higher sales prices for our transportation fuels and by-products, partially offset by a decrease in sales volumes. Overall sales volumes decreased approximately 2.5% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Refining margin was negatively impacted by an increase in cost of material and other of $345 million, or 28.6%, which was primarily the result of increases in the cost of consumed crude oil, feedstocks, and refined products purchased for resale. The increase in consumed crude oil costs was due to an increase in crude oil prices, partially offset by a decrease in throughput volumes of crude oil. The WTI benchmark crude price for the three months ended June 30, 2018 increased approximately 41.0% and our crude oil throughput volume decreased by approximately 3.7% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in cost of other feedstocks was primarily due to an increase in purchase prices of NGL’s for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in costs of refined products purchased for resale was due to increased volumes and higher prices for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended June 30, 2018, we had a favorable FIFO inventory impact of $22 million compared to an unfavorable FIFO inventory impact of $15 million for the comparable period of 2017.

Refining margin per barrel of total throughput increased to $13.71 for the three months ended June 30, 2018 from $6.45 for the three months ended June 30, 2017 reflecting a stronger margin environment in 2018. Refining margin adjusted for FIFO impact was $12.61 per total throughput barrel for the three months ended June 30, 2018, as compared to $7.21 per total throughput barrel for the three months ended June 30, 2017. The NYMEX 2-1-1 crack spread for the three months ended June 30, 2018 was $21.43 per barrel, an increase of approximately 29.2% over the NYMEX 2-1-1 crack spread of $16.59 per barrel for the three months ended June 30, 2017. However, the Group 3 gasoline and distillate basis remained largely similar period over period.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses (exclusive of depreciation and amortization) were $22 million for the three months ended June 30, 2018 compared to $19 million for the three months ended June 30, 2017. The increase of approximately $3 million was primarily due to an increase in share-based compensation expense due to an increase in the market value of the Partnership's common units coupled with an increase in labor expense due to increased headcount.

Loss on asset disposals. For the three months ended June 30, 2018, we recorded a $5 million net loss on asset disposals related to the cancellation of certain incomplete, non-strategic capital projects.

Gain on Derivatives, net. For the three months ended June 30, 2018, we recorded a $10 million net gain on derivatives, as compared to no net gain (loss) on derivatives for the three months ended June 30, 2017. This change was primarily due to an increase in the volume of derivative positions in 2018 compared to the same period in 2017. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Refining Margin. For the six months ended June 30, 2018 our refining margin was $511 million, as compared to $353 million for the six months ended June 30, 2017 primarily due to the higher crack spreads experienced in the second quarter of 2018 compared to the same period in 2017. Refining margin was positively impacted by an increase in sales of $520 million, or 18.8%, which was largely the result of higher sales prices for our transportation fuels and by-products, partially offset by decreased sales volumes. Overall sales volumes decreased approximately 9.9% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Sales volumes for the six months ended June 30, 2018 were impacted by decreased production as a result of the fluid catalytic cracking unit ("FCCU") outage at the Coffeyville refinery for approximately 48 days during the first quarter of 2018. Refining margin was negatively impacted by an increase in cost of materials and other, of $362 million, or 15.0%, which was primarily the result of increases in the cost of consumed crude oil and refined products purchased for resale partially offset by decreases in the cost of other feedstocks and RINs. The increase in consumed crude oil costs was due to an increase in crude oil prices, partially offset by a decrease in crude oil throughput volume. The WTI benchmark crude price for the six months ended June 30, 2018 increased approximately 31.1% over the comparable period. Our crude oil throughput volume decreased by approximately 10.4% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily to manage FCC feedstock inventory during the FCC unit outage at the Coffeyville refinery. The increase in the costs of refined products purchased for resale was due to increased volumes of distillates and higher prices for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in the cost of other feedstocks was primarily due to a decrease in NGL volumes for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the six months ended June 30, 2018, we had a favorable FIFO inventory impact of $42 million compared to an unfavorable FIFO inventory impact of $16 million for the comparable period of 2017.

Refining margin per barrel of total throughput increased to $13.93 for the six months ended June 30, 2018 from $8.64 for the six months ended June 30, 2017 reflecting a stronger margin environment in 2018. Refining margin adjusted for FIFO impact was $12.78 per total throughput barrel for the six months ended June 30, 2018, as compared to $9.03 per total throughput barrel for the six months ended June 30, 2017. The NYMEX 2-1-1 crack spread for the six months ended June 30, 2018 was $19.71 per barrel, an increase of approximately 24.4% over the NYMEX 2-1-1 crack spread of $15.85 per barrel for the six months ended June 30, 2017. However, the Group 3 gasoline and distillate basis remained largely similar period over period.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses (exclusive of depreciation and amortization) were $38 million for the six months ended June 30, 2018 compared to $40 million for the six months ended June 30, 2017. The decrease of approximately $2 million was primarily due to a decrease in management services allocations offset by an increase in share-based compensation expense.

Loss on asset disposals. For the six months ended June 30, 2018, we recorded a $5 million net loss on asset disposals related to the cancellation of certain incomplete, non-strategic capital projects.

Gain on Derivatives, net. For the six months ended June 30, 2018, we recorded a $70 million net gain on derivatives, as compared to a $12 million net gain on derivatives for the six months ended June 30, 2017. This change was primarily due to an increase in the volume of derivative positions in 2018 compared to the same period in 2017. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$118	$(19)	$265	$48
Add:
Interest expense, net	11	12	22	23
Depreciation and amortization	33	32	67	66
EBITDA	162	25	354	137
Add:
FIFO impact, (favorable) unfavorable(a)	(22)	15	(42)	16
Major turnaround expenses(b)	—	3	—	16
Gain on derivatives, net	(10)	—	(70)	(12)
Current period settlements on derivative contracts(c)	17	—	31	1
Adjusted EBITDA	$147	$43	$273	$158

(a)
FIFO is our basis for determining inventory value under GAAP. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per total throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of total throughput barrels for the period.

(b)	Represents expense associated with major turnaround activities at the Wynnewood refinery during 2017.

(c)
Represents the portion of gain on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$147	$273
Adjustments:
Less:
Cash needs for debt service	(10)	(20)
Reserves for environmental and maintenance capital expenditures	(25)	(50)
Reserves for major turnaround expenses	(15)	(30)
Available cash for distribution	$97	$173

Distribution declared, per common unit	$0.66	$1.17
Common units outstanding	147.6	147.6

Reconciliation of gross profit to Refining Margin, Refining Margin adjusted for FIFO Impact (in millions and on per total throughput barrel basis) and Direct operating expenses, excluding major turnaround expenses, per total throughput barrel.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales	$1,824	$1,338	$3,282	$2,762
Cost of materials and other	1,553	1,208	2,771	2,409
Direct operating expenses (exclusive of depreciation and amortization expenses as reflected below)	94	86	187	188
Depreciation and amortization	32	31	65	65
Gross profit	145	13	259	100
Add:
Direct operating expenses (exclusive of depreciation and amortization expenses as reflected below)	94	86	187	188
Depreciation and amortization	32	31	65	65
Refining margin	271	130	511	353
FIFO impact, (favorable) unfavorable	(22)	15	(42)	16
Refining margin adjusted for FIFO impact	$249	$145	$469	$369

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total throughput barrels per day	216,665	221,954	202,595	225,264
Days in the period	91	91	181	181
Total throughput barrels	19,716,515	20,197,814	36,669,695	40,772,784

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except for $ per barrel data)
Refining margin	$271	$130	$511	$353
Divided by: total throughput barrels	20	20	37	41
Refining margin per total throughput barrel	$13.71	$6.45	$13.93	$8.64

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$249	$145	$469	$369
Divided by: total throughput barrels	20	20	37	41
Refining margin adjusted for FIFO impact per total throughput barrel	$12.61	$7.21	$12.78	$9.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except for $ per barrel data)
Direct operating expenses (exclusive of depreciation and amortization)	$94	$86	$187	$188
Major turnaround expenses	—	3	—	16
Direct operating expenses exclusive of major turnaround expenses	$94	$83	$187	$172
Divided by: total throughput barrels	20	20	37	41
Direct operating expenses, excluding major turnaround expenses, per total throughput barrel	$4.76	$4.13	$5.10	$4.23

Liquidity and Capital Resources

Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as discussed further below.

We believe that our cash flows from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the Amended and Restated ABL Credit Facility and the $150 million intercompany credit facility, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance our growth externally, the growth in our business, and our liquidity, may be negatively impacted. There have been no material changes in liquidity from our 2017 Form 10-K. The Partnership was in compliance with all covenants under its debt instruments as of June 30, 2018.

Cash Balance and Other Liquidity

As of June 30, 2018, we had cash and cash equivalents of $258 million. Working capital at June 30, 2018 was $391 million, consisting of $843 million in current assets and $452 million in current liabilities. Working capital at December 31, 2017 was $218 million, consisting of $700 million in current assets and $482 million in current liabilities. As of July 24, 2018, we had cash and cash equivalents of $321 million. In addition, we have two credit facilities, the Amended and Restated ABL Credit Facility and the Intercompany Credit Facility, which have no amounts outstanding at June 30, 2018 and provided for $544 million of available liquidity.

Capital Spending

We divide our capital spending needs into two categories: growth and maintenance. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Product yield is the percentage of refined products that is produced from crude oil and other feedstocks. Major turnaround expenses are expensed when incurred.

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2018 and current estimated capital expenditures for the full year 2018 by major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Six Months Ended June 30, 2018			Full Year 2018 Estimate
	Growth	Maintenance	Total	Growth	Maintenance	Total
	(in millions)
Coffeyville refinery	$1	$12	$13	$5	$52	$57
Wynnewood refinery	5	8	13	9	45	54
Other Petroleum	3	3	6	6	13	19
Total	$9	$23	$32	$20	$110	$130

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2018	2017
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$258	$252
Investing activities	(31)	(49)
Financing activities	(143)	(1)
Net increase in cash and cash equivalents	$84	$202

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital and commodity derivatives unrealized positions.

Net cash flows provided by operating activities for the six months ended June 30, 2018 were approximately $258 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $265 million. Upon adjustment for non-cash depreciation and amortization of $67 million, net income was reduced by an increase of $74 million in working capital during the first six months of 2018.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $31 million compared to $49 million for the six months ended June 30, 2017. Cash flows related to investing activities decreased primarily as a result of lower capital expenditures of $16 million in the first half of 2018 and a contribution to the VPP joint venture of $1 million in the first quarter of 2017.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $143 million and $1 million, respectively, for the six months ended June 30, 2018 and 2017. The net cash used in financing activities for the six months ended June 30, 2018 was primarily attributable to distributions to common unit holders of $142 million. There were no distributions for the six months ended June 30, 2017.

As of and for the six months ended June 30, 2018, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or under the intercompany credit facility.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under Part I — Item 1A. "Risk Factors" in the 2017 Form 10-K. Such factors include, among others:

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

•
potential operating hazards from accidents, fire, severe weather, tornadoes, floods, or other natural disasters, or other operating hazards resulting in unscheduled downtime at our facilities or those of our suppliers or customers;

•	our continued ability to secure RINs, as well as environmental and other governmental permits necessary for the operation of our business;

•
costs of compliance with existing, or compliance with new, environmental and other laws and regulations, as well as the potential liabilities arising from, and capital expenditures required to, remediate current or future contamination;

•	the seasonal nature of our business;

•	our dependence on significant customers and the creditworthiness and performance by counterparties;

•	our potential inability to obtain or renew permits;

•	our ability to continue safe, reliable operations without unplanned maintenance events prior to and when approaching the end-of-cycle turnaround operations;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities and other matters beyond our control;

•	the risk of security breaches;

•	our lack of asset diversification;

•	the potential loss of our transportation cost advantage over our competitors;

•	our ability to comply with employee safety laws and regulations;

•	the overall demand for hydrocarbon products, fuels and other refined products;

•	existing and proposed laws and regulations relating to climate change, alternative energy or other fuel sources;

•	the price, availability and acceptance of alternative fuels and alternative fuel vehicles;

•	our ability to produce products and fuels that meet our customers' unique and precise specifications;

•	rulings, judgments or settlements in litigation, tax or legal or regulatory matters;

•	potential disruptions in the global or U.S. capital and credit markets;

•	the success of our acquisition and expansion strategies;

•	our reliance on CVR Energy's senior management team;

•	the risk of a substantial increase in costs or work stoppages associated with negotiating collective bargaining agreements with the unionized portion of our workforce;

•	the potential shortage of skilled labor or loss of key personnel;

•	successfully defending against third-party claims of intellectual property infringement;

•	our indebtedness;

•	our potential inability to generate sufficient cash to service all of our indebtedness;

•	the limitations contained in our debt agreements that limit our flexibility in operating our business;

•	the dependence on our subsidiaries for cash to meet our debt obligations;

•	our limited operating history as a stand-alone entity;

•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;

•	exemptions we will rely on in connection with the New York Stock Exchange ("NYSE") corporate governance requirements;

•	risks relating to our relationships with CVR Energy;

•	risks relating to the control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy, and our general partner;

•	limitations on duties owed by our general partner that are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

•	our ability to produce or deliver products and fuels that meet current or future quality standards or product and fuel specifications.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of June 30, 2018 and for the three and six months ended June 30, 2018 from the risks discussed in Part II, Item 7A of our 2017 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On July 26, 2018, Mr. Carl C. Icahn notified our general partner of his decision to resign from the board of directors of our general partner (the “GP Board”), as well as its RINs and hedging committees, due to his extremely busy schedule, effective immediately.  Also on July 26, 2018, Mr. Glenn R. Zander notified our general partner of his decision to resign for personal reasons from the GP Board, as well as its audit and conflicts committees, for each of which he served as chairman, effective immediately.  Neither Mr. Icahn nor Mr. Zander as a result of a dispute or disagreement with our general partner, the GP Board, the Partnership or any of their respective officers or employees.

Effective July 26, 2018, Ms. Nancy Martori Dunlap was appointed to the GP Board and to its audit committee, and was also appointed chairman of its conflicts committees. In connection with her appointment, the GP Board and the board of directors of CVR Energy (collectively, the "Boards") affirmatively determined that Ms. Dunlap was qualified to serve on the conflicts committee, and also that she qualified as an independent director and as financially literate, as those terms are defined under the applicable rules and regulations of the NYSE and SEC and the provisions of our limited partnership agreement.  As of the date of her appointment, there were no transactions involving the Partnership or our general partner and Ms. Dunlap that are required to be disclosed pursuant to Item 404(a) of Regulation S-K, and no arrangement or understanding exists between Ms. Dunlap and any other person pursuant to which she was selected as a director.  Ms. Dunlap will be entitled to receive compensation for her board and committee service in accordance with the compensation program in place for other non-employee directors, prorated for 2018.

Also effective July 26, 2018, (i) the size of the GP Board was reduced from nine to eight directors, (ii) the Boards affirmatively determined that Mr. Kenneth Shea, who currently serves on the GP Board and its audit committee, qualified as an independent director and an audit committee financial expert, as those terms are defined under the applicable rules and regulations of the NYSE and SEC and the provisions of our limited partnership agreement, and (iii) the Boards appointed Mr. Shea chairman of the audit committee of the GP Board.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1**
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP, dated April 26, 2018 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on April 27, 2018).

3.2**
Composite copy of the First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP (as amended by Amendment No. 1 referenced in Exhibit 3.1 above)(incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on April 27, 2018).

10.1*	Offer Letter, dated April 16, 2018, by and between CVR Energy, Inc. and Tracy D. Jackson.
10.2*	Retention, Severance and Release Agreement, dated May 2, 2018, by and between CVR Energy, Inc. and John R. Walter.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†	Section 1350 Certification of President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and the Chief Accounting Officer and Corporate Controller.
101*
The following financial information for CVR Refining, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Partners' Capital (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Refining, LP

	By:	CVR Refining GP, LLC, its general partner

July 26, 2018	By:	/s/ TRACY D. JACKSON
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2018	By:	/s/ MATTHEW W. BLEY
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)